Form 10-Q
period 1994-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 1994-08-12
CIK 727087

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                       June 30, 1994
                            ----------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ___________________ to ____________________

     Commission File Number:                      0-12945
                              --------------------------------------------------

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                               59-2313852
- - -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
- - -------------------------------------------------------      -------------------
(Address of principal executive offices)                         (Zip Code)

                                (312) 207-0020
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
- - --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                         -----   -----

DOCUMENTS INCORPORATED BY REFERENCE:

The First Amended and Restated Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated October 19, 1983, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

                         PART I. FINANCIAL INFORMATION
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                    June 30,
                                                      1994      December 31,
                                                   (Unaudited)      1993
- - ----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $10,237,400  $11,177,700
 Buildings and improvements                         36,631,700   40,226,600
- - ----------------------------------------------------------------------------
                                                    46,869,100   51,404,300
Accumulated depreciation and amortization          (10,518,000) (10,765,000)
- - ----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     36,351,100   40,639,300
Cash and cash equivalents                           12,848,700    9,502,400
Marketable securities, at cost which approximates
 market                                                 25,000       25,000
Investment in joint venture                          5,923,200    6,022,300
Rents receivable                                       158,500      270,700
Other assets (including amounts due from joint
 venture of $742,700 and $790,300, respectively)       766,900      934,600
- - ----------------------------------------------------------------------------
                                                   $56,073,400  $57,394,300
- - ----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses             $   396,200  $   450,900
 Due to Affiliates                                     113,900      102,800
 Security deposits                                     114,800      122,200
 Distributions payable                                 778,100      499,900
 Other liabilities                                     119,600      124,700
- - ----------------------------------------------------------------------------
                                                     1,522,600    1,300,500
- - ----------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                      (106,300)     (93,500)
 Limited Partners (84,886 Units authorized, issued
  and outstanding)                                  54,657,100   56,187,300
- - ----------------------------------------------------------------------------
                                                    54,550,800   56,093,800
- - ----------------------------------------------------------------------------
                                                   $56,073,400  $57,394,300
- - ----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1994
and the year ended December 31, 1993
(Unaudited)
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
- - -------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1993                                      $ (89,800) $54,961,100  $54,871,300
Net income
 for the year ended December 31, 1993        196,300    3,025,800    3,222,100
Distributions
 for the year ended December 31, 1993       (200,000)  (1,799,600)  (1,999,600)
- - -------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1993                                        (93,500)  56,187,300   56,093,800
Net income (loss) for the six months
 ended June 30, 1994                         128,600     (256,900)    (128,300)
Distributions for the
 six months ended June 30, 1994             (141,400)  (1,273,300)  (1,414,700)
- - -------------------------------------------------------------------------------
Partners' (deficit) capital, June 30,
 1994                                      $(106,300) $54,657,100  $54,550,800
- - -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                        1994         1993
- - -----------------------------------------------------------------------------
Income:
 Rental                                              $ 1,502,600  $1,478,700
 Interest                                                102,800      62,900
- - -----------------------------------------------------------------------------
                                                       1,605,400   1,541,600
- - -----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                           350,100     354,800
 Property operating                                      338,500     284,700
 Real estate taxes and insurance                         208,500     193,600
 Repairs and maintenance                                 194,000     138,700
 General and administrative                               71,100     102,700
- - -----------------------------------------------------------------------------
                                                       1,162,200   1,074,500
- - -----------------------------------------------------------------------------
Income before income from participation in joint
 venture                                                 443,200     467,100
Income from participation in joint venture                63,900      34,000
- - -----------------------------------------------------------------------------
Income before (loss) on sale of property and
 provision for value impairment                          507,100     501,100
(Loss) on sale of property                            (1,275,800)
Provision for value impairment                                      (379,000)
- - -----------------------------------------------------------------------------
Net (loss) income                                    $  (768,700) $  122,100
- - -----------------------------------------------------------------------------
Net income allocated to General Partner              $    65,000  $   46,200
- - -----------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners      $  (833,700) $   75,900
- - -----------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners per
 Unit (84,886 Units authorized, issued and
 outstanding)                                        $     (9.82) $     0.89
- - -----------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                        1994         1993
- - -----------------------------------------------------------------------------
Income:
 Rental                                              $ 3,164,200  $3,200,600
 Interest                                                201,200     127,200
- - -----------------------------------------------------------------------------
                                                       3,365,400   3,327,800
- - -----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                           691,600     707,900
 Property operating                                      680,100     579,000
 Real estate taxes and insurance                         414,100     371,300
 Repairs and maintenance                                 395,600     264,100
 General and administrative                              150,000     179,100
- - -----------------------------------------------------------------------------
                                                       2,331,400   2,101,400
- - -----------------------------------------------------------------------------
Income before income from participation in joint
 venture                                               1,034,000   1,226,400
Income from participation in joint venture               113,500      26,000
- - -----------------------------------------------------------------------------
Income before (loss) on sale of property and
 provision for value impairment                        1,147,500   1,252,400
(Loss) on sale of property                            (1,275,800)
Provision for value impairment                                      (379,000)
- - -----------------------------------------------------------------------------
Net (loss) income                                    $  (128,300) $  873,400
- - -----------------------------------------------------------------------------
Net income allocated to General Partner              $   128,600  $   96,200
- - -----------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners      $  (256,900) $  777,200
- - -----------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners per
 Unit (84,886 Units authorized, issued and
 outstanding)                                        $     (3.03) $     9.16
- - -----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s)

                                                           1994         1993
- - --------------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss) income                                      $  (128,300) $  873,400
 Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
 Depreciation and amortization                              691,600     707,900
 Provision for value impairment                                         379,000
 Loss on sale of property                                 1,275,800
 Changes in assets and liabilities:
  Decrease in rents receivable                              112,200      50,400
  Decrease in other assets                                  121,500      44,100
  (Decrease) increase in accounts payable and accrued
   expenses                                                 (54,700)     23,600
  (Decrease) increase in due to Affiliates                   (3,000)      3,900
  (Decrease) increase in other liabilities                   (5,100)     23,300
- - --------------------------------------------------------------------------------
   Net cash provided by operating activities              2,010,000   2,105,600
- - --------------------------------------------------------------------------------
Cash flows from investing activities:
 Net proceeds from sale of property                       3,020,500
 Payments for capital and tenant improvements              (685,600)   (382,200)
 Distributions received from joint venture in excess of
  income allocated                                           99,100     174,100
 Collection of (funding of) loans to joint venture           46,200     (57,400)
- - --------------------------------------------------------------------------------
   Net cash provided by (used for) investing activities   2,480,200    (265,500)
- - --------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                          (1,136,500) (1,325,200)
 (Decrease) increase in security deposits                    (7,400)      1,100
- - --------------------------------------------------------------------------------
   Net cash (used for) financing activities              (1,143,900) (1,324,100)
- - --------------------------------------------------------------------------------
Net increase in cash and cash equivalents                 3,346,300     516,000
Cash and cash equivalents at the beginning of the
 period                                                   9,502,400   6,683,400
- - --------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period      $12,848,700  $7,199,400
- - --------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1994
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in
Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is incorporated herein by reference.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

The financial information included in these financial statements is unaudited. However, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1994 are not necessarily indicative of the operating results for the year ending December 31, 1994.

Certain reclassifications have been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. These reclassifications have not changed the 1993 results.

The financial statements include the Partnership's interest in four joint ventures with Affiliated partnerships. These joint ventures were formed for the purpose of acquiring 100% interests in certain real properties and are operated under the control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital is included in the financial statements.

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss is recognized in accordance with generally accepted accounting principles.

Cash equivalents are defined as all highly liquid investments purchased with a maturity of three months or less.

Investment in joint venture represents the recording of the Partnership's interest, under the equity method of accounting, in a joint venture with an Affiliated partnership. The joint venture acquired a preferred majority interest in a joint venture with the seller of the Lansing, Michigan property. Under the equity method of accounting, the Partnership records its initial interest at cost and adjusts its investment account for its share of joint venture income or loss and its distribution of cash flow.

Reference is made to the Partnership's annual report for the year ended December 31, 1993, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as disclosed herein.

2. RELATED PARTY TRANSACTIONS:
Subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow as its Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated first to the General Partner in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits. The balance of Net Profits, if any, is allocated to the Limited Partners. Net Losses from the sale or disposition of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale or Financing Proceeds, to the extent that the balance in the General Partner's or Limited Partners' capital accounts exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and Limited Partners (in a ratio which their respective positive capital account balances bear to the aggregate of all positive capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. In all events the General Partner will be allocated at least 1% of Net Losses from the sale or disposition of a Partnership property. In addition, provisions for value impairment are allocated 99% to the Limited Partners and 1% to the General Partner. For the quarter and six months ended June 30, 1994, the General Partner was entitled to cash distributions and, accordingly, was allocated Net Profits from operations of approximately $77,800 and $141,400, respectively. For the quarter and six months ended June 30, 1994, the General Partner was allocated a Net Loss from the sale of a Partnership property of $12,800.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1994 are as follows:

                                                         Paid
                                                  Quarter  Six Months Payable
- - ------------------------------------------------------------------------------
Property management and leasing fees              $ 85,100  $164,800  $ 54,200
Reimbursement of property insurance premiums, at
 cost                                               17,400    44,600      None
Real estate commissions (a)                           None      None    40,300
Reimbursement of expenses, at cost:
 (1) Accounting                                     10,800    15,200     3,500
 (2) Investor communication                          4,800     8,300     1,800
 (3) Legal                                          18,000    44,100    14,100
- - ------------------------------------------------------------------------------
                                                  $136,100  $277,000  $113,900
- - ------------------------------------------------------------------------------

(a) As of June 30, 1994 the Partnership owed $40,300 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

3. SALE OF PROPERTY:
On June 8, 1994, the Partnership sold Norwest Plaza (formerly known as United Bank of Arizona Building) for a total sale price of approximately $3,225,000. The Partnership incurred selling expenses of approximately $218,600, including $14,100 of accrued legal expenses. Proceeds received by the Partnership from the sale were approximately $3,020,500. The total loss to the Partnership in connection with this sale was approximately $1,275,000. For tax purposes the Partnership will record a loss in 1994 of approximately $313,700 on this sale. The above sale was on all-cash terms with no further involvement on the part of the Partnership.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1993 for a discussion of the Partnership's business.

OPERATIONS
The Statements of Cash Flows presented in the financial statements represent a reconciliation of the changes in cash balances. Cash Flow, as defined in the Partnership Agreement, is generally not equal to Partnership net income or cash flows as determined by generally accepted accounting principles, since certain items are treated differently under the Partnership Agreement than under generally accepted accounting principles. Management believes that in order to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by generally accepted accounting principles. The amount of Cash Flow and the return on Capital Investment are not indicative of actual distributions and actual returns on Capital Investment.

                                         Comparative Cash Flow Results
                                                          For the Six Months
                                For the Quarters Ended           Ended
                                  6/30/94     6/30/93     6/30/94     6/30/93
- - -------------------------------------------------------------------------------
Amount of Cash Flow (as
 defined in the Partnership
 Agreement)                     $   904,400 $   934,300 $ 1,970,300 $ 2,221,700
Capital Investment              $84,886,000 $84,886,000 $84,886,000 $84,886,000
Annualized return on Capital
 Investment (Cash Flow/Capital
 Investment)                          4.26%       4.40%       4.64%       5.23%
- - -------------------------------------------------------------------------------

As the Partnership enters the disposition phase of its life cycle, comparisons of Cash Flow results between periods are complicated. Partnership Cash Flow is generally expected to change as real property interests are sold since the Partnership no longer receives Cash Flow generated from such real property interests. Accordingly, rental income, property operating expenses, repairs and maintenance and real estate taxes are expected to decline, but will continue to comprise the significant components of Cash Flow and operating results until the final property sale. Also, during the disposition phase, cash and cash equivalents increase as sale proceeds are received and decrease as the Partnership utilizes such proceeds for the purposes of distributions to Limited Partners or making improvements to the Partnership's remaining properties. Sale Proceeds are excluded from the determination of Cash Flow.

The decreases in Cash Flow results for the quarter and six months ended June 30, 1994 of approximately $29,900 and $251,400, respectively, when compared to the quarter and six months ended June 30, 1993 were primarily due to the sale of the Carlsbad Building in August, 1993. The effect of this sale reduced Cash Flow by approximately $73,000 for the six months ended June 30, 1994.

Aside from the sale of Carlsbad, additional factors which contributed to the decrease in Cash Flow results for the six months ended June 30, 1994 were: 1) decreased rental revenues at Foxhall Square Building ("Foxhall") and Lakewood Square Shopping Center ("Lakewood") of approximately $62,900 and $12,200, respectively; 2) an increase in the Partnership's share of property operating expenses, real estate taxes and insurance and repairs and maintenance expenses at the 12621 Featherwood Building ("Featherwood") and Norwest Plaza ("Norwest") of approximately $146,000 and $95,000, respectively, resulting from the expiration of the prior tenant's lease at Featherwood and the tenant at Norwest buying out a portion of its lease in 1993, of which both leases were previously recorded on a net basis: 3) increased real estate taxes at the Market Place at Rivergate ("Rivergate") of approximately $29,000 due to the receipt of a refund in 1993 for 1992 taxes; 4) increased repairs and maintenance and property operating expenses at Rivergate of approximately $27,200 and $33,700, respectively; 5) increased repairs and maintenance expenses at Banana River Square Shopping Center ("Banana River") of approximately $17,800 and 6) a lower return from the Partnership's investment in the joint venture which owns Holiday Office Park North and South ("Holiday") due to a decrease in rental income and an increase in repairs and maintenance. Partially offsetting the decreases in Cash Flow results were: 1) increased interest income earned on short-term investments due to an increase in funds available for such investments; 2) decreased real estate taxes at Foxhall due to a decrease in the assessed value of the property and 3) decreased property operating expenses at Foxhall and the Ellis Building ("Ellis").

Rental revenues at Lakewood for the six months ended June 30, 1994 and 1993 were approximately $589,600 and $601,800, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $279,900 and $274,700, respectively. The decrease for the six months ended June 30, 1994 was primarily due to a slight decrease in the six-month average occupancy rate from 85% in 1993 to 83% in 1994. The quarterly occupancy rate remained relatively stable at 82% during 1994 and 83% during 1993.

Rental revenues at Foxhall for the six months ended June 30, 1994 and 1993 were approximately $775,400 and $838,300, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $353,100 and $375,300, respectively. This decrease was primarily due to decreased tenant expense reimbursements in 1994. The quarterly and six-month average occupancy rates at Foxhall increased slightly from 82% during 1993 to 85% during 1994.

Rental revenues at Ellis for the six months ended June 30, 1994 and 1993 were approximately $535,200 and $525,100, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $257,800 and $234,700, respectively. This increase in rental revenues was primarily due to increased tenant expense reimbursements in 1994 resulting from an increase in expenses for which the tenants pay the Partnership their pro-rata share. The quarterly and six-month average occupancy rates were 94% and 91%, respectively, during 1994 and 90% and 92%, respectively, during 1993.

Rental revenues at Banana River for the six months ended June 30, 1994 and 1993 were approximately $342,300 and $333,900, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $175,300 and $168,000, respectively. The quarterly and six-month average occupancy rate remained stable at 94% in 1994 and 1993.

Rental revenues at Rivergate for the six months ended June 30, 1994 and 1993 were approximately $411,000 and $325,900, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $192,700 and $138,200 respectively. This increase in rental revenues was primarily due to an increase in the quarterly and six-month average occupancy rates from 77% and 70%, respectively, during 1993 to 87% and 85%, respectively, during 1994.

Rental revenues at Featherwood for the six months ended June 30, 1994 and 1993 were approximately $229,000 and $227,100, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $114,400 and $113,600, respectively. The property remained 100% occupied during 1993 and 1994. On July 18, 1994, the Partnership purchased a parcel of land adjacent to the Featherwood building for approximately $8,100 to be used for an expanded parking facility as required with the sole tenant's lease.

Rental revenues at Norwest for the six months ended June 30, 1994 and 1993 were approximately $281,800 and $253,000, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $129,400 and $126,500, respectively. This increase was primarily due to an increase in tenant expense reimbursements in 1994 due to the expiration of the tenant's master/market lease in 1993, which was on a net basis, partially offset by a decrease in base rents due to the sale of the property on June 8, 1994. The proceeds from this sale were added to the Partnership's working capital.

To increase occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the necessary actions deemed appropriate for the properties discussed above. Some of these actions include: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position as of June 30, 1994 when compared to December 31, 1993 was primarily the result of the receipt of net Sale Proceeds on the sale of Norwest and amounts being retained from Cash Flow to supplement working capital reserves reduced by expenditures made for capital and tenant improvements for the Partnership's properties. Liquid assets of the Partnership at June 30, 1994 were comprised of amounts held for working capital purposes and undistributed Sale Proceeds.

Net cash provided by operating activities decreased $95,600 during the six months ended June 30, 1994 when compared to the six months ended June 30, 1993. The decrease was primarily due to the decrease in Cash Flow as discussed above and the timing of payment of certain Partnership expenses, partially offset by the collection of past due receivables.

Net cash (used for) provided by investing activities changed from $(265,500) for the six months ended June 30, 1993 to $2,480,200 for the six months ended June 30, 1994. The change was due to the receipt of $3,020,500 from the sale of Norwest in 1994, partially offset by an increase in payments made in 1994 for capital and tenant improvements.

On June 8, 1994, the Partnership sold Norwest for a total sale price of approximately $3,225,000. The Partnership incurred selling expenses of approximately $218,600, including $14,100 of accrued legal expenses. Net proceeds received by the Partnership from the sale were approximately $3,020,500.

During the six months ended June 30, 1994, the Partnership spent approximately $685,600 for building and tenant improvements and has budgeted to spend an additional $990,000 during the remainder of 1994. Of the remaining budgeted amount, approximately $400,000 and $320,000 relates to anticipated capital and tenant improvements and leasing costs expected to be incurred at Holiday and Foxhall. The General Partner believes these expenditures are necessary to maintain occupancy levels in very competitive markets and ready the remaining properties for disposition.

Net cash used for financing activities decreased approximately $180,200 for the six months ended June 30, 1994 when compared to the six months ended June 30, 1993. This change was primarily due to a decrease in distributions paid to Partners in 1994 when compared to 1993.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves for the Partnership. The higher levels of cash reserves are needed due to the anticipated capital and tenant improvements necessary to be made to the Partnership's properties during the next several years. As a result of this, the Partnership continues to reserve amounts from Cash Flow to supplement working capital reserves. For the quarter and six months ended June 30, 1994, Cash Flow retained to supplement working capital reserves approximated $126,300 and $555,600, respectively.

Distributions to Limited Partners for the quarter ended June 30, 1994 were declared at an annualized rate of 3.3% on total Capital Investment. Cash distributions are made 60 days after the quarter-end. The amount of future distributions to the Limited Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the amount of Cash Flow retained for future cash requirements. Therefore, there can be no assurance of the availability or the amount of future Cash Flow for distribution to Partners.

                          PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:
- - -------   ---------------------------------

      (a) Exhibits: None

      (b) Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended June 30, 1994.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2

                              BY: FIRST CAPITAL FINANCIAL CORPORATION
                                  GENERAL PARTNER


Date: August 12, 1994         By: /s/          DOUGLAS CROCKER II
      ---------------             --------------------------------------------
                                               DOUGLAS CROCKER II
                                     President and Chief Executive Officer


Date: August 12, 1994         By: /s/           MICHAEL J. MCHUGH
      ---------------             ---------------------------------------------
                                                MICHAEL J. MCHUGH
                                            Senior Vice President and
                                             Chief Financial Officer