Form 10-Q
period 1994-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 1994-11-14
CIK 727087

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the period ended                    September 30, 1994
                       ---------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

Commission File Number:                           0-12945
                      ----------------------------------------------------

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2
- - --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                            59-2313852
- - -------------------------------                          --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois        60606-2607
- - ------------------------------------------------------- ---------------------
(Address of principal executive offices)                       (Zip Code)

                                (312)  207-0020
- - -----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
- - -----------------------------------------------------------------------------
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                   September 30,
                                                       1994      December 31,
                                                    (Unaudited)      1993
- - -----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                               $10,237,400  $11,177,700
 Buildings and improvements                          36,908,300   40,226,600
- - -----------------------------------------------------------------------------
                                                     47,145,700   51,404,300
Accumulated depreciation and amortization           (10,868,600) (10,765,000)
- - -----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                      36,277,100   40,639,300
Cash and cash equivalents                            12,827,600    9,502,400
Marketable securities, at cost which approximates
 market                                                  25,000       25,000
Investment in joint venture                           5,997,700    6,022,300
Rents receivable                                        143,800      270,700
Other assets (including amounts due from joint
 venture of $730,700 and $790,300, respectively)        770,100      934,600
- - -----------------------------------------------------------------------------
                                                    $56,041,300  $57,394,300
- - -----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses              $   492,400  $   450,900
 Due to Affiliates                                       79,900      102,800
 Security deposits                                      114,200      122,200
 Distributions payable                                  896,000      499,900
 Other liabilities                                       69,500      124,700
- - -----------------------------------------------------------------------------
                                                      1,652,000    1,300,500
- - -----------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                       (106,300)     (93,500)
 Limited Partners (84,886 Units authorized, issued
  and outstanding)                                   54,495,600   56,187,300
- - -----------------------------------------------------------------------------
                                                     54,389,300   56,093,800
- - -----------------------------------------------------------------------------
                                                    $56,041,300  $57,394,300
- - -----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1994
and the year ended December 31, 1993
(Unaudited)
(All dollars rounded to nearest 00s)

                                          General     Limited
                                          Partner    Partners       Total
- - -----------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1993                         $ (89,800) $54,961,100  $54,871,300
Net income for the year ended
 December 31, 1993                         196,300    3,025,800    3,222,100
Distributions for the year ended
 December 31, 1993                        (200,000)  (1,799,600)  (1,999,600)
- - -----------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1993                         (93,500)  56,187,300   56,093,800
Net income for the nine months ended
 September 30, 1994                        218,300      388,000      606,300
Distributions for the nine months ended
 September 30, 1994                       (231,100)  (2,079,700)  (2,310,800)
- - -----------------------------------------------------------------------------
Partners' (deficit) capital,
 September 30, 1994                      $(106,300) $54,495,600  $54,389,300
- - -----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             1994       1993
- - -------------------------------------------------------------------------------
Income:
 Rental                                                   $1,447,900 $2,734,100
 Interest                                                    166,800     62,500
- - -------------------------------------------------------------------------------
                                                           1,614,700  2,796,600
- - -------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                               350,600    358,300
 Property operating                                          315,100    289,000
 Real estate taxes and insurance                             146,300    153,600
 Repairs and maintenance                                     147,700    157,400
 General and administrative                                   79,800     70,700
- - -------------------------------------------------------------------------------
                                                           1,039,500  1,029,000
- - -------------------------------------------------------------------------------
Income before income from participation in joint venture     575,200  1,767,600
Income from participation in joint venture                   159,400     56,900
- - -------------------------------------------------------------------------------
Income before adjustment to provision for value
 impairment                                                  734,600  1,824,500
Adjustment to provision for value impairment                             13,000
- - -------------------------------------------------------------------------------
Net income                                                $  734,600 $1,837,500
- - -------------------------------------------------------------------------------
Net income allocated to General Partner                   $   89,600 $   50,100
- - -------------------------------------------------------------------------------
Net income allocated to Limited Partners                  $  645,000 $1,787,400
- - -------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (84,886 Units authorized, issued and outstanding)        $     7.60 $    21.06
- - -------------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                       1994        1993
- - ---------------------------------------------------------------------------
Income:
 Rental                                             $4,612,100  $5,934,700
 Interest                                              368,000     189,700
- - ---------------------------------------------------------------------------
                                                     4,980,100   6,124,400
- - ---------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                       1,042,200   1,066,200
 Property operating                                    995,200     868,000
 Real estate taxes and insurance                       560,400     524,900
 Repairs and maintenance                               543,300     421,500
 General and administrative                            229,800     249,800
- - ---------------------------------------------------------------------------
                                                     3,370,900   3,130,400
- - ---------------------------------------------------------------------------
Income before income from participation in joint
 venture                                             1,609,200   2,994,000
Income from participation in joint venture             272,900      82,900
- - ---------------------------------------------------------------------------
Income before (loss) on sale of property and
 provision for value impairment                      1,882,100   3,076,900
(Loss) on sale of property                          (1,275,800)
Provision for value impairment                                    (366,000)
- - ---------------------------------------------------------------------------
Net income                                          $  606,300  $2,710,900
- - ---------------------------------------------------------------------------
Net income allocated to General Partner             $  218,300  $  146,300
- - ---------------------------------------------------------------------------
Net income allocated to Limited Partners            $  388,000  $2,564,600
- - ---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (84,886 Units authorized, issued and outstanding)  $     4.57  $    30.21
- - ---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1994         1993
- - -----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                          $   606,300  $2,710,900
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                        1,042,200   1,066,200
  Loss on sale of property                             1,275,800
  Provision for value impairment                                     366,000
  Changes in assets and liabilities:
  Decrease in rents receivable                           126,900       3,300
  Decrease in other assets                               104,900      32,000
  Increase in accounts payable and accrued expenses       41,500     200,500
  (Decrease) in due to Affiliates                        (22,900)    (26,700)
  (Decrease) increase in other liabilities               (55,200)     20,500
- - -----------------------------------------------------------------------------
   Net cash provided by operating activities           3,119,500   4,372,700
- - -----------------------------------------------------------------------------
Cash flows from investing activities:
 Net proceeds from sale of property                    3,006,400     721,600
 Payments for capital and tenant improvements           (962,200)   (628,400)
 Distributions received from joint venture in excess
  of income allocated                                     24,600     136,300
 Collection of (funding of) loans to joint venture        59,600     (76,700)
- - -----------------------------------------------------------------------------
   Net cash provided by investing activities           2,128,400     152,800
- - -----------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                       (1,914,700) (1,825,100)
 (Decrease) increase in security deposits                 (8,000)      1,700
- - -----------------------------------------------------------------------------
   Net cash (used for) financing activities           (1,922,700) (1,823,400)
- - -----------------------------------------------------------------------------
Net increase in cash and cash equivalents              3,325,200   2,702,100
Cash and cash equivalents at the beginning of the
 period                                                9,502,400   6,683,400
- - -----------------------------------------------------------------------------
Cash and cash equivalents at the end of the period   $12,827,600  $9,385,500
- - -----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1994
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited. However, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1994 are not necessarily indicative of the operating results for the year ending December 31, 1994.

Certain reclassifications have been made to the previously reported 1993 financial statements in order to provide comparability with the 1994 financial statements. These reclassifications have not changed the 1993 results.

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

2. RELATED PARTY TRANSACTIONS:

Subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow as its Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated first to the General Partner in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits. The balance of Net Profits, if any, is allocated to the Limited Partners. Net Losses from the sale or disposition of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale or Financing Proceeds, to the extent that the balance in the General Partner's or Limited Partners' capital accounts exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and Limited Partners (in a ratio which their respective positive capital account balances bear to the aggregate of all positive capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. In all events the General Partner will be allocated at least 1% of Net Losses from the sale or disposition of a Partnership property. In addition, provisions for value impairment are allocated 99% to the Limited Partners and 1% to the General Partner. For the quarter and nine months ended September 30, 1994, the General Partner was entitled to cash distributions and, accordingly, was allocated Net Profits from operations of approximately $89,600 and $231,100, respectively. For the nine months ended September 30, 1994, the General Partner was allocated a Net Loss from the sale of a Partnership property of $12,800.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1994 were as follows:

                                                        Paid
                                                  -----------------
                                                             Nine
                                                  Quarter   Months  Payable
- - ---------------------------------------------------------------------------
Property management and leasing fees              $ 89,700 $254,500 $35,600
Reimbursement of property insurance premiums, at
 cost                                               21,300   65,900    None
Real estate commissions (a)                           None     None  40,300
Reimbursement of expenses,
 at cost:
 (1) Accounting                                      7,900   23,100   2,000
 (2) Investor communication                          3,700   12,000   2,000
 (3) Legal                                          23,200   67,300    None
- - ---------------------------------------------------------------------------
                                                  $145,800 $422,800 $79,900
- - ---------------------------------------------------------------------------

(a) As of September 30, 1994 the Partnership owed $40,300 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

3. SALE OF PROPERTY:

On June 8, 1994, the Partnership sold Norwest Plaza (formerly known as United Bank of Arizona Building) for a total sale price of approximately $3,225,000. The Partnership incurred selling expenses of approximately $218,600. Proceeds received by the Partnership from the sale were approximately $3,006,400. The total loss to the Partnership in connection with this sale was approximately $1,275,800. For tax purposes the Partnership will record a loss in 1994 of approximately $314,000 on this sale. The above sale was on all-cash terms with no further involvement on the part of the Partnership.

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

                                         Comparative Cash Flow Results
                                        For the                 For the
                                    Quarters Ended         Nine Months Ended
                                  9/30/94     9/30/93     9/30/94     9/30/93
- - -------------------------------------------------------------------------------
Amount of Cash Flow (as
 defined in the Partnership
 Agreement)                     $ 1,121,200 $ 2,282,400 $ 3,091,500 $ 4,504,100
Capital Investment              $84,886,000 $84,886,000 $84,886,000 $84,886,000
Annualized return on Capital
 Investment (Cash Flow/Capital
 Investment)                          5.28%      10.76%       4.86%       7.07%
- - -------------------------------------------------------------------------------

The decrease in Cash Flow results for the quarter and nine months ended September 30, 1994 of approximately $1,161,200 and $1,412,600, respectively, when compared to the quarter and nine months ended September 30, 1993 was primarily due to the receipt of $1,162,500 in August 1993 in consideration of the tenant's buy out of a portion of its lease at Norwest Plaza ("Norwest"). In addition, Cash Flow decreased due to the sales of the Carlsbad Building ("Carlsbad") and Norwest in August 1993 and June 1994, respectively. The effect of these sales reduced Cash Flow by approximately $149,900 and $342,500 for the quarter and nine months ended September 30, 1994, respectively.

As the Partnership enters the disposition phase of its life cycle, Partnership Cash Flow is generally expected to change as real property interests are sold since the Partnership no longer receives Cash Flow generated from such real property interests. Accordingly, rental income, property operating expenses, repairs and maintenance and real estate taxes are expected to decline, but will continue to comprise the significant components of Cash Flow and operating results until the final property sale. Also, during the disposition phase, cash and cash equivalents increase as sale proceeds are received and decrease as the Partnership utilizes such proceeds for the purpose of making improvements to the Partnership's remaining properties. Sale Proceeds are excluded from the determination of Cash Flow.

Excluding the effect of the tenant's buyout at Norwest and the sales of Carlsbad and Norwest, Cash Flow results increased for the quarter and nine months ended September 30, 1994 by approximately $151,200 and $92,400, respectively. Factors which contributed to these increases were: 1) increased rental revenues at the Market Place at Rivergate ("Rivergate"), Banana River Square Shopping Center ("Banana River") and the Ellis Building ("Ellis"); 2) a decrease in real estate taxes at Foxhall Square Building ("Foxhall") of approximately $75,600 due primarily to the receipt in August 1994 of a real estate tax refund relating to the 1992/1993 tax year; 3) increased interest income earned on short-term investments of approximately $104,300 and $178,300, respectively, due to an increase in funds available for such investments and 4) decreased general and administrative expenses due to lower accounting fees as a result of the several properties being sold by the Partnership. Partially offsetting the increases in Cash Flow was an increase in the Partnership's share of property operating expenses, real estate taxes and insurance and repairs and maintenance expenses at the 12621 Featherwood Building ("Featherwood") of approximately $227,900 resulting from the expiration of the prior tenant's lease at Featherwood which was previously recorded on a net basis.

Rental revenues at Foxhall for the nine months ended September 30, 1994 and 1993 were approximately $1,169,900 and $1,239,700, respectively, and for the quarters ended September 30, 1994 and 1993 were approximately $394,600 and $401,400, respectively. The decreases for both periods were primarily due to decreased tenant expense reimbursements in 1994. The quarterly and nine-month average occupancy rates at Foxhall increased slightly from 82% during 1993 to 85% during 1994.

Rental revenues at Lakewood Square Shopping Center for the nine months ended September 30, 1994 and 1993 were approximately $869,000 and $883,300, respectively, and for the quarters ended September 30, 1994 and 1993 were approximately $279,400 and $281,500, respectively. The decrease for the nine months ended September 30, 1994 was primarily due to a decrease in insurance escalation income, as well as granting refunds to tenants in 1994 for an overestimate of 1993 insurance escalation billings. The quarterly and nine-month average occupancy rates were 84% and 83%, respectively, in 1994 and 82% and 85%, respectively, in 1993.

Rental revenues at Ellis for the nine months ended September 30, 1994 and 1993 were approximately $827,000 and $802,700, respectively, and for the quarters ended September 30, 1994 and 1993 were approximately $291,800 and $277,500, respectively. The increase in rental revenues was primarily due to an increase in occupancy during the quarter and nine months ended September 30, 1994. The quarterly and nine-month average occupancy rates were 98% and 93%, respectively, in 1994 and 89% and 91%, respectively, in 1993.

Rental revenues at Banana River for the nine months ended September 30, 1994 and 1993 were approximately $515,000 and $501,600, respectively, and for the quarters ended September 30, 1994 and 1993 were approximately $172,800 and $167,700, respectively. The quarterly and nine-month average occupancy rate remained relatively stable at 94% in 1994 and 95% and 94%, respectively in 1993.

Rental revenues at Rivergate for the nine months ended September 30, 1994 and 1993 were approximately $626,900 and $501,900, respectively, and for the quarters ended September 30, 1994 and 1993 were approximately $215,900 and $176,000 respectively. This increase in rental revenues was primarily due to an increase in the quarterly and nine-month average occupancy rates from 83% and 74%, respectively, during 1993 to 90% and 86%, respectively, during 1994.

Rental revenues at Featherwood for the nine months ended September 30, 1994 and 1993 were approximately $331,900 and $340,700, respectively, and for the quarters ended September 30, 1994 and 1993 were approximately $102,900 and $113,600, respectively. The property remained 100% occupied during 1993 and 1994. On July 18, 1994, the Partnership purchased a parcel of land adjacent to the Featherwood building for approximately $8,100 to be used for an expanded parking facility as required under the sole tenant's lease.

Rental revenues at Norwest for the nine months ended September 30, 1994 and 1993 were approximately $272,400 and $1,549,800, respectively. This decrease was primarily due to the receipt of $1,162,500 in August 1993 in consideration of the tenant's buy out of a portion of its lease at Norwest. In addition, rental revenues decreased due to the sale of the property in June 1994.

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

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position as of September 30, 1994 when compared to December 31, 1993 was primarily the result of the receipt of net Sale Proceeds on the sale of Norwest and amounts being retained from Cash Flow to supplement working capital reserves exceeding expenditures made for capital and tenant improvements. Liquid assets of the Partnership at September 30, 1994 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased from $4,372,700 for the nine months ended September 30,1993 to $3,119,500 for the nine months ended September 30, 1994. The decrease was primarily due to the decrease in Cash Flow as discussed above and the timing of payment of certain Partnership expenses, partially offset by the collection of past due receivables.

Net cash provided by investing activities increased from $152,800 for the nine months ended September 30, 1993 to $2,128,400 for the nine months ended September 30, 1994. The increase was due to the receipt of $3,006,400 from the sale of Norwest in 1994, partially offset by an increase in payments made in 1994 for capital and tenant improvements.

On June 8, 1994, the Partnership sold Norwest for a total sale price of approximately $3,225,000. The Partnership incurred selling expenses of approximately $218,600. Net proceeds received by the Partnership from the sale were approximately $3,006,400.

During the nine months ended September 30, 1994, the Partnership spent approximately $962,200 for building and tenant improvements and has budgeted to spend an additional $350,000 during the remainder of 1994. Of the remaining budgeted amount, approximately $150,000 and $70,000 relates to anticipated capital and tenant improvements and leasing costs expected to be incurred at Foxhall and Holiday Office Park North and South, respectively. The General Partner believes these expenditures are necessary to maintain occupancy levels in very competitive markets.

Net cash used for financing activities increased approximately $99,300 for the nine months ended September 30, 1994 when compared to the nine months ended September 30, 1993. This change was primarily due to a increase in distributions paid to Partners in 1994 when compared to 1993.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves for the Partnership. The higher levels of cash reserves are needed due to the anticipated capital and tenant improvements necessary to be made to the Partnership's properties during the next several years. As a result of this, the Partnership has retained the proceeds from the sale of Norwest and continues to reserve amounts from Cash Flow to supplement working capital reserves. For the quarter and nine months ended September 30, 1994, Cash Flow retained to supplement working capital reserves approximated $225,200 and $780,700, respectively.

Distributions to Limited Partners for the quarter ended September 30, 1994 were declared at an annualized rate of 3.8% on total Capital Investment. Cash distributions are made 60 days after the quarter-end. The amount of future distributions to the Limited Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the amount of Cash Flow retained for future cash requirements. Therefore, there can be no assurance of the availability or the amount of future Cash Flow for distribution to Partners.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
- - -------  ---------------------------------

      (a) Exhibits: None

      (b) Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended September 30, 1994.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2

                              BY: FIRST CAPITAL FINANCIAL CORPORATION
                                  GENERAL PARTNER


Date:  November 11, 1994      By: /s/     DOUGLAS CROCKER II
       -----------------          --------------------------------------
                                          DOUGLAS CROCKER II
                                  President and Chief Executive Officer


Date:  November 11, 1994      By: /s/      NORMAN M. FIELD
       -----------------          --------------------------------------
                                           NORMAN M. FIELD
                                  Vice President - Finance and Treasurer