Form 10-K
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 1995-03-31
CIK 727087

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended               December 31, 1994
                                  -------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from
                                    -------------------      ----------------

     Commission file number             0-12945
                                    -------------------

               First Capital Institutional Real Estate, Ltd. - 2
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Florida                                    59-2313852
---------------------------------         ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


Two North Riverside Plaza, Suite 950, Chicago, Illinois       60606-2607
-------------------------------------------------------   -------------------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code          (312) 207-0020
                                                          -------------------
Securities registered pursuant to Section 12(b)
of the Act:                                                      NONE
                                                          -------------------

Securities registered pursuant to Section 12(g)
of the Act:                                          Limited Partnership Units
                                                     -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES  X      NO
                                          ----       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated October 19, 1983, included in the Registrant's Registration Statement on Form S-11, is incorporated herein by reference in Part IV of this report.

Exhibit Index - Page A-1
------------------------

                                    PART I

ITEM 1.   BUSINESS
-------   --------

The registrant, First Capital Institutional Real Estate, Ltd. - 2 (the "Partnership"), is a limited partnership organized in August 1983 under the Florida Uniform Limited Partnership Act. The Partnership sold $84,886,000 in Limited Partnership Units (the "Units") to the public from November 1983 until October 1984, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration Statement No. 2-86361). Capitalized terms used in this report have the same meaning as those terms have in this Registration Statement.

The business of the Partnership is to invest primarily in existing, improved, income-producing commercial real estate such as shopping centers, warehouses and office buildings and, to a lesser extent, in other types of income-producing real estate. From May 1984 through May 1986 the Partnership made seven real property investments and purchased a 50% interest in four joint ventures with an Affiliated partnership each of which owns one real property investment. These joint ventures are operated under the control of First Capital Financial Corporation (the "General Partner"). In addition, in January 1987 the Partnership, with an Affiliated partnership, formed a joint venture ("Joint Venture"), in which they are each 50% partners, for the purpose of entering into a limited partnership agreement with an unaffiliated third party to which the Joint Venture contributed 75% of the total purchase price of a property, Holiday Office Park North and South ("Holiday"), in order to obtain a preferred majority interest in the limited partnership. This Joint Venture is operated under the control of the General Partner. As of December 31, 1994, the Partnership has sold five real property investments.

Property management services for certain of the Partnership's real estate investments are provided by Affiliates of the General Partner for fees calculated as a percentage of gross rents received from the properties.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. Properties owned by the Partnership frequently compete for tenants with similar properties owned by others.

The Partnership employs directly or through joint ventures 16 people for on-site property maintenance and administration.

ITEM 2.   PROPERTIES (a)(b)
-------   ----------

As of December 31, 1994, the Partnership owns, directly or through a joint venture, the following seven property interests, all of which are owned in fee simple:

                                                 Net Leasable    Number of
      Property Name              Location         Sq. Footage    Tenants (c)
      -------------        --------------------  -------------   ------------
    Shopping Centers:
    -----------------

Lakewood Square (d)        Lakewood, California     147,544         25 (1)

Banana River Square        Cocoa Beach, Florida      83,209         22 (2)

Market Place at Rivergate  Nashville, Tennessee     104,411         12 (2)

-------   ----------------------



                                                               Net Leasable    Number of
       Property Name                          Location          Sq. Footage    Tenants (c)
       -------------                     ------------------    -------------   -----------
     Office Buildings:
     -----------------

12621 Featherwood Building
  f/k/a Houston Lighting and
  Power Building (d)                     Houston, Texas             88,811         1

Ellis Building (d)                       Sarasota, Florida         130,189        39(2)

Holiday Office Park
  North and South (e)                    Lansing, Michigan         398,228        70(1)

Foxhall Square Building (d)              Washington, D.C.          141,902        68

Notes:
------

(a) For discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to Item 7 on pages 10 through 15.

(b) For Federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property, and all improvements thereafter, over useful lives ranging from 18 years utilizing Accelerated Cost Recovery System to 40 years utilizing the straight-line method. The Partnership's portion of real estate taxes for Lakewood Square ("Lakewood"), Market Place at Rivergate ("Rivergate"), Foxhall Square Building ("Foxhall"), Banana River Square ("Banana River"), Ellis Building ("Ellis"), and Holiday, the Partnership's most significant properties, were approximately $138,300, $60,500, $152,800, $86,000, $79,700 and $157,700,
    respectively. In the opinion of the General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

(c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

(d) The Partnership owns a 50% joint venture interest in this property.

(e) The Partnership owns a 50% interest in a joint venture which owns a 75% preferred majority interest in this property.

-------  ----------------------


The following table presents the Partnership's significant properties' occupancy rates as of December 31 for each of the last five years:

      Property Name           1994       1993        1992       1991       1990
      -------------          ------     ------      ------     ------     ------
Lakewood Square                81%        86%         94%        94%        93%

Market Place at Rivergate      88%        82%         62%        62%        62%

Foxhall Square Building        80%        85%         82%        81%        85%

Ellis Building                 95%        86%         96%        98%        97%

Holiday Office Park
  North and South              73%        84%         76%        85%        83%

Banana River Square            93%        95%         93%        95%        94%

The following table sets forth the Partnership's significant properties' average annual rentals per square foot for each of the last five years ended December 31 which are computed by dividing each property's base rental revenues by its average occupied square footage.

      Property Name          1994       1993        1992       1991       1990
      -------------         -------    -------     -------    -------    -------
Lakewood Square              $14.56     $14.17      $15.15     $15.22     $14.98

Market Place at Rivergate    $ 7.39     $ 6.86      $ 6.25     $ 6.19     $ 8.20

Foxhall Square Building      $22.64     $21.94      $21.94     $26.01     $24.39

Ellis Building               $13.32     $13.08      $12.57     $13.07     $12.71

Holiday Office Park
  North and South            $ 9.32     $ 8.57      $ 8.36     $ 8.15     $ 8.45

Banana River Square          $ 7.26     $ 6.80      $ 7.51     $ 7.53     $ 8.05

-------  -----------------------

The following table summarizes the principal provisions of the leases for tenants occupying ten percent or more of the rentable square footage at the Partnership's most significant properties. No individual tenant at Foxhall, one of the most significant properties, occupies ten percent or more of the rentable square footage.

                                                                        Percentage
                                                                          of Net
                                        Partnership's                    Leasable
                                         Portion of      Expiration       Square
                                            Rent           Date of        Footage          Renewal Options
                                          for 1995          Lease        Occupied      (Renewal Options/Years)
                                        ------------     ----------     ----------     -----------------------
Lakewood Square
---------------
Cost Plus                                 $121,400        10/28/07          14%                  2/10
  (specialty store sales)

Market Place at Rivergate
-------------------------
Marshalls                                 $179,400           (a)            25%                   1/5
  (department store sales)
Office Max                                $141,000        01/31/04          23%                   3/5
  (office supply sales)

Ellis Building
--------------
NationsBank                               $384,600        03/09/01          42%                   4/5
  (banking)
University Club                           $ 50,600        04/28/01          10%                  None
  (restaurant/banquet facility)

Banana River Square
-------------------
Eckerd Drugs                              $ 64,800        03/12/03          13%                   4/5
  (drugstore)
Publix                                    $173,200        06/30/03          44%                   4/5
  (grocery store)

Holiday Office Park
North and South
-------------------
Michigan Public Service Commission
  (state government administration)       $270,700           (b)            14%                  None


(a)  See note (c) on page 7.

(b)  See note (d) on page 7.

-------  -----------------------

The following table sets forth the Partnership's portion of lease expirations (assuming no lease renewals) for the Partnership's significant properties through the year ended December 31, 2004:

                  Number                     Base Rents       % of Total
                    of                       in Year of       Base Rents
     Year         Tenants    Square Feet    Expiration(a)    Collected(b)
     ----         -------    -----------    -------------    ------------
     1995            53        101,400         $442,400          7.97%
     1996            48         65,500         $339,700          6.94%
     1997            32         60,000         $311,700          7.00%
     1998            30        103,900         $403,300         10.80%
     1999            29         73,900         $384,500         12.40%
     2000(c)(d)      16        169,000         $168,700          8.69%
     2001             6         73,900         $ 93,800          6.80%
     2002             4         27,100         $163,000         13.15%
     2003            10         61,800         $217,500         24.75%
     2004             3         35,600         $ 90,400         18.88%


(a) Represents Partnership's portion of rents to be received, through the date of expiration, on expiring leases for each year.

(b) Represents the rents to be received on expiring leases as a percentage of the total rents expected to be collected for each year.

(c) Included in this year are amounts for a tenant whose lease expired on 1/31/95. On February 1, 1995 the tenant exercised one of its options to renew their lease for a five year term. The Partnership and the tenant negotiated the terms of a new lease on February 1, 1995. The new lease expires January 31, 2000. The amounts shown in the above table and the table on the preceding page are based on the terms of the new lease.

(d) Included in this year are amounts for a tenant whose lease expired on 5/31/94. As of December 31, 1994 the tenant continues to occupy the premises and pay rent as the Partnership and the tenant negotiate the terms of a new lease. The amounts shown in the above table and the table on the preceding page are based on the terms of the expired lease which are expected to approximate the terms of the new lease.



ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

(a & b) The Partnership and its properties are not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1994. Ordinary routine litigation incidental to the business which is not deemed material was maintained during the quarter.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

(a, b, c & d)  None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
-------  ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for the Units.

As of March 31, 1995, there were 14,521 holders of the Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          --------------------------------------------------------------
                             1994         1993        1992         1991         1990
----------------------------------------------------------------------------------------
Total revenues            $ 6,636,400  $ 7,725,700 $ 6,768,700  $ 7,051,900  $ 7,477,000
Net (loss) income         $(1,017,200) $ 3,222,100 $  (439,300) $(3,154,300) $ 3,670,500
Net (loss) income
 allocated to Limited
 Partners                 $(1,324,200) $ 3,025,800 $  (738,200) $(3,425,400) $ 3,122,200
Net (loss) income
 allocated to Limited
 Partners per Unit
 (84,886 Units issued
 and outstanding)         $    (15.60) $     35.65 $     (8.70) $    (40.35) $     36.78
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $34,620,300  $40,639,300 $42,321,900  $47,077,800  $55,203,700
Number of real
 properties owned at
 December 31                        7            8           9           10           12
Total assets              $53,442,100  $57,394,300 $56,366,300  $60,060,600  $66,960,900
Cash Flow (as defined by
 the Partnership
 Agreement)(a)            $ 4,118,700  $ 5,360,100 $ 4,266,900  $ 4,836,700  $ 5,483,100
Distributions to Limited
 Partners per Unit
 (84,886 Units issued
 and outstanding)         $     35.50  $     21.20 $     35.00  $     35.00  $     57.50
Return of Capital to
 Limited Partners per
 Unit (84,886 Units
 issued and
 outstanding)(b)          $     35.50          N/A $     35.00  $     35.00  $     20.72
----------------------------------------------------------------------------------------

Reconciliation of Cash Flow (as defined by the Partnership Agreement) (a) to net cash provided by operating activities:

                                     For the Years Ended December 31,
                          ----------------------------------------------------------
                             1994        1993        1992        1991        1990
-------------------------------------------------------------------------------------
Cash Flow (as defined by
 the Partnership
 Agreement)(a)            $4,118,700  $5,360,100  $4,266,900  $4,836,700  $5,483,100
Items of reconciliation:
 Distributions from
  joint venture             (493,100)   (471,800)   (269,400)   (783,700)   (765,900)
 Income from
  participation in joint
  venture(c)                 202,600     117,000     182,800     326,500     517,400
 Changes in assets and
  liabilities:
  Decrease (increase) in
   current assets            138,700     (43,700)     76,800      48,900      33,500
  (Decrease) increase in
   current liabilities      (118,500)    117,200      51,500      34,100    (825,400)
-------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $3,848,400  $5,078,800  $4,308,600  $4,462,500  $4,442,700
-------------------------------------------------------------------------------------

(a) Cash Flow is defined in the Partnership Agreement as all revenues from operations (excluding tenant deposits, proceeds from the sale, disposition or the financing of any Partnership properties or the refinancing of any Partnership indebtedness), minus all expenses (including Operating Expenses, payments of principal and interest on any Partnership indebtedness, and any reserves of revenues from operations deemed reasonably necessary by the General Partner), except depreciation and amortization expenses, capital expenditures and the General Partner's Partnership Management Fee.
(b) To the extent cash distributions exceed net income, such excess distributions are treated as a return of capital.
(c) Excludes provision for value impairment of $672,400 for Holiday.

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-7 in this report and the supplemental schedule on pages A-8 through A-9.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The ordinary business of the Partnership is expected to pass through three phases: (i) Offering of Units and investment in properties, (ii) operation of properties and (iii) sale or other disposition of properties.

The Partnership commenced the Offering of Units on November 10, 1983 and began operations on December 5, 1983 after achieving the required minimum subscription level. In October 1984 the Offering was terminated upon the sale of 84,886 Units. During the period of May 1984 through January 1987, the Partnership purchased 12 properties (including four 50% joint venture interests and one 50% interest in a joint venture that owns a 75% preferred majority interest in a property). In 1991 the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. Through December 31, 1994, the Partnership has sold five of its real property interests. On March 18, 1992 the Partnership sold the American Bank Building. On August 5, 1993 the Carlsbad Building was sold. On June 8, 1994 the Partnership sold Norwest, formerly known as United Bank of Arizona.

OPERATIONS
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its seven remaining properties. Notwithstanding the Partnership's intentions relative to property sales, another primary objective of the Partnership is to provide cash distributions to Limited Partners from Cash Flow generated by Partnership operations. To the extent cash distributions exceed net income, such excess distributions will be treated as a return of capital. The Statements of Cash Flows presented in the financial statements represent a reconciliation of the changes in cash balances. Cash Flow, as defined in the Partnership Agreement, is generally not equal to Partnership net income or cash flows as determined by generally accepted accounting principles, since certain items are treated differently under the Partnership Agreement than under generally accepted accounting principles. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined by the Partnership Agreement) should be examined in conjunction with an analysis of net income and/or cash flows as defined by generally accepted accounting principles. The amount of Cash Flow and the return on Capital Investment are not indicative of actual distributions and actual returns on capital investment.

As the Partnership progresses through the disposition phase, the General Partner continues to analyze, and if necessary adjust for, the differences between the market values and the carrying bases of the Partnership's properties. As a result of the current year analysis, the Partnership has recorded provisions for value impairment for the Ellis Building ("Ellis") and the 12621 Featherwood Building ("Featherwood"), formerly known as Houston Lighting and Power building, in the amounts of $1,000,000 and $500,000, respectively, for the year ended December 31, 1994. The General Partner will continue to evaluate real estate market conditions affecting each of the Partnership's properties, in its efforts to maximize the realization of proceeds on their eventual disposition. The recording of the provisions for value impairment does not impact cash flows as defined by generally accepted accounting principles or Cash Flow as defined by the Partnership Agreement (see
Note 9 of Notes to Financial Statements for additional information).

                                           Comparative Cash Flow Results
                                                For the Years Ended
                                        -----------------------------------
                                         12/31/94    12/31/93    12/31/92
---------------------------------------------------------------------------
Amount of Cash Flow (as defined by the
 Partnership Agreement)                 $ 4,118,700 $ 5,360,100 $ 4,266,900
Capital Investment                      $84,886,000 $84,886,000 $84,886,000
Return on Capital Investment (Cash
 Flow/Capital Investment)                     4.85%       6.31%       5.03%
---------------------------------------------------------------------------

Comparisons of Cash Flow and operating results between the years presented in the above table are complicated with the sales of the American Bank Building in 1992, the Carlsbad Building in 1993 and Norwest Plaza in 1994. Partnership Cash Flow is generally expected to decline as real property interests are sold since the Partnership no longer receives Cash Flow generated from such real property interests. Accordingly, rental income, property operating expenses, repairs and maintenance and real estate taxes are expected to decline as well, but will continue to comprise the significant components of Cash Flow and operating results until the final property sale. Also, during the disposition phase, cash and cash equivalents increase as sale proceeds are received and decrease as the Partnership utilizes such proceeds for the purposes of distributions to Limited Partners or making improvements to the Partnership's remaining properties. Sale proceeds are excluded from the determination of Cash Flow.

Cash flow results for the Partnership decreased $1,241,400 for the year ended December 31, 1994 when compared to December 31, 1993. The significant factors affecting the decrease in Cash Flow were: 1) decreased Cash Flow results of $1,427,200 at Norwest Plaza due to a partial lease buy-out on August 31, 1993 and the sale of the property on June 8, 1994; 2) a decrease in Cash Flow of $223,500 at Featherwood, due to an expiration of a certain lease agreement whereby the tenant was no longer responsible for the payment of real estate taxes and property operating expenses and 3) decreased Cash Flow results of $88,200 at the Carlsbad Building due to its sale on August 5, 1993. Partially offsetting the decrease in Cash Flow was: 1) higher Cash Flow results at Ellis, Foxhall, Rivergate, Lakewood and Banana River of $108,300, $40,200, $39,900, $19,100 and $11,900, respectively; 2) an increase in Cash Flow from the Partnership's investment in the joint venture which owns Holiday of $22,700 primarily due to a decrease in real estate tax expense resulting from a decrease in the property's assessed value and 3) an increase in interest income of $240,700 due to a trend in higher interest rates earned on short-term investments.

Cash Flow results decreased approximately $69,300 for the year ended December 31, 1993 when compared to the year ended December 31, 1992 exclusive of the tenant's partial lease buy-out at Norwest, as discussed below. Factors which contributed to the decrease in Cash Flow results in 1993 were: (1) decreased rental revenues at all of the Partnership's properties, except Rivergate; (2) increased property operating expenses at Foxhall of approximately $22,000 and
(3) increased property operating expenses and real estate taxes at Norwest and Featherwood due to the amendment and expiration of the net lease agreements whereby the tenants were no longer responsible for the payment of real estate taxes and property operating expenses. The decrease in Cash Flow results was partially offset by: (1) a higher return from the Partnership's investment in the joint venture which owns Holiday; (2) a decrease in real estate taxes at Foxhall and Rivergate of approximately $51,000 and $20,800, respectively, due to the receipt of refunds in 1993 for 1992 taxes and (3) a decrease in general and administrative expenses of approximately $22,600 due to reduced legal fees.

Rental revenues at Foxhall for the years ended December 31, 1994, 1993 and 1992 were approximately $1,554,700, $1,619,000 and $1,656,000, respectively. The decrease in rental revenue in 1994 when compared to 1993 was primarily due to lower escalation income in 1994, resulting from overpayments from tenants in prior years, as well as changes in tenants' base years caused by lease rollovers. This decrease was partially offset by an increase in base rents. Offsetting the decrease in rental revenues for this property from 1993 to 1994 was: 1) a decrease in real estate tax expense of $71,100 due to the receipt of a refund in 1994 relating to the 1992/1993 tax year and 2) a decrease of $33,400 in property operating expenses, resulting primarily from reduced utility expenses. Rental revenues decreased slightly from 1992 to 1993 as a result of a 1993 adjustment of the previously billed 1992 tenant expense reimbursements which had been overestimated. The average annual occupancy rate at Foxhall has remained relatively stable at 85%, 82% and 83% for 1994, 1993 and 1992, respectively.

Rental revenues at Lakewood for the years ended December 31, 1994, 1993 and 1992 were approximately $1,168,900, $1,121,700 and $1,309,600, respectively.
Rental revenues were higher in 1994 primarily due to the write-off in 1993 of approximately $51,000 in uncollectible tenant receivables. Partially offsetting the increase in Cash Flow results for this property from 1993 to 1994 was an increase in repairs and maintenance and property operating expenses of $12,000 and $16,200, respectively. Rental revenues decreased from 1992 to 1993 due primarily to decreases in occupancy and in base rents charged to new and renewing tenants. The average annual occupancy rate for 1994, 1993 and 1992 was 84%, 85% and 96% respectively. The average annual occupancy rate declined significantly in 1993 as compared to 1992 due to a loss of a bankrupt tenant.

Rental revenues at Featherwood for the years ended December 31, 1994, 1993 and 1992 were $456,600, $418,000 and $453,000, respectively. The Partnership's share of total operating expenses, including real estate taxes, and repairs and maintenance, increased approximately $262,200 for the year ended December 31, 1994 when compared to the year ended December 31, 1993 due to the assumption of these obligations by the Partnership. Property operating and repairs and maintenance expenses at Featherwood increased significantly due to an increase in the Partnership's share of these expenses resulting from the expiration of the prior tenant's lease, which was on a net basis.

Featherwood remained 100% occupied during 1992 and 1993. On December 14, 1993, the sole tenant's (the "Tenant") lease expired. Since April 1, 1992, two subtenants occupied approximately 84% of the building and the Tenant occupied the remaining 16% of the building. On December 14, 1993, the Partnership and First Capital Institutional Real Estate, Ltd.--1, an Affiliated partnership, (collectively "FCIRE 1 & 2") entered into a three-year lease agreement with one of the former subtenants, Parsons S.I.P., Inc. ("Parsons"), an engineering firm, to occupy the entire building. The terms of the new lease provide for minimum rents to be earned by FCIRE 1 & 2 of approximately $992,900 per annum throughout the term of the lease, of which the Partnership has a 50% interest. Included in the lease terms is the option for Parsons to cancel the lease after two years provided that FCIRE 1 & 2 are notified nine months prior to cancellation. In addition, Parsons took the space "as is" with only a small capital improvement allowance for an expanded parking facility on a parcel of land adjacent to the Featherwood building which FCIRE 1 & 2

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) purchased on July 18, 1994, for approximately $7,500 plus $600 of closing costs.

Rental revenues at Ellis for the years ended December 31, 1994, 1993 and 1992 were approximately $1,118,300 $1,084,300, and $1,127,300, respectively. The increase in rental revenues in 1994 when compared to 1993 was primarily due to an increase in base rents as well as an increase in the average annual occupancy rate. The average annual occupancy rate for 1994 and 1993 was 94% and 90%, respectively. Also contributing to the increase in Cash Flow for this property for 1994 when compared to 1993 was a decrease in property operating expenses of $65,000 primarily due to decreases in utilities, professional fees and advertising and promotional costs and a decrease in real estate tax expense of $6,400. The primary reason for the decrease in Cash Flow results for this property for 1993 when compared to 1992 was the decrease in rental revenues. Rental revenues decreased in 1993 due to a credit adjustment given to a major tenant for a 1992 real estate tax reimbursement which when previously billed had been based on an estimate as well as a decrease in occupancy. The average annual occupancy rate in 1992 and 1993 was 97% and 90%, respectively.

Rental revenues at Norwest for the years ended December 31, 1994, 1993 and 1992 were $217,200, $1,699,600 and $508,200, respectively. The decrease in Cash Flow results of $1,487,600 for this property for the year ended December 31, 1994 when compared to the year ended December 31, 1993 was primarily due to the partial lease buy-out as well as to a decrease in rental revenues resulting from the sale of Norwest on June 8, 1994. The increase in Cash Flow results for this property for the year ended December 31, 1993 when compared to the year ended December 31, 1992 was primarily due to the receipt of $1,162,500 from a tenant at Norwest in consideration of buying out a portion of the tenant's lease. The average annual occupancy rate at this property dropped slightly to 98% in 1993 as compared to 100% in 1992 due primarily to the partial lease buy-out.

On August 31, 1993 the Partnership entered into an agreement ("Agreement") with the tenant under the net lease agreement ("Net Lease") at Norwest. Under the terms of the Agreement, the Net Lease which consisted of a bank lease, that represented approximately 13,200 rentable square feet, and the master/market lease, that represented approximately 25,500 rentable square feet, was amended to reflect that the master/market lease was terminated for consideration of $1,162,500 ("Buy-Out Fee"). This Agreement relieved the tenant of any and all obligations and rights under the master/market lease; however the tenant continued to be obligated under the bank lease, which included basic annual rent and additional rent in accordance with the terms of the Net Lease. Exclusive of the Buy-Out Fee, the initial impact of this Agreement to the Partnership was a reduction in rental income from the master/market premises (the master/market lease required the payment of a significantly above market rental rate) and increased operating expenses due to the assumption of these obligations by the Partnership.

Rental revenues at Banana River for the years ended December 31, 1994, 1993 and 1992 were $691,400, $660,100, and $737,000, respectively. Despite a slight decrease in the average annual occupancy rate to 94% in 1994 from 95% in 1993, rental revenues increased in 1994 when compared to 1993 primarily due to an increase in base rental revenues. Partially offsetting the increase in Cash Flow for this property in 1994 when compared to 1993 was an increase in repairs and maintenance and property operating expenses of $17,000 and $2,400, respectively. Rental revenues decreased in 1993 when compared to 1992 due to rental concessions granted to certain new tenants that took occupancy in 1993. In addition, 1992 rental revenue was slightly higher than 1993 due to an adjustment in 1992 of previously billed tenant expense reimbursements which were underestimated. The average annual occupancy rate in 1992 was 93%.

Rental revenues at Rivergate for the years ended December 31, 1994, 1993, and 1992 were $835,200, $703,100 and $511,000, respectively. The increase in rental revenues in 1994 when compared to 1993 was primarily due to an increase in the average annual occupancy rate. Partially offsetting the increase in Cash Flow for this property was: 1) an increase in real estate tax expense of $28,500 primarily due to the receipt in 1993 of a refund for 1991 taxes; 2) an increase in repairs and maintenance of $12,500 and 3) an increase in property operating expenses of $51,200 due to an increase in professional fees, management fees and advertising and promotional expenses. The increase in rental revenue in 1993 when compared to 1992 was due to a significant increase in occupancy. The average annual occupancy rate in 1994, 1993 and 1992 was 87%, 76% and 64%, respectively.

Rental revenues at the Carlsbad Building for the years ended December 31, 1993 and 1992 were $115,000 and $180,000, respectively. The decrease in rental revenues in 1993 when compared to 1992 was due to the sale of this property on August 5, 1993.

To increase occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take necessary actions deemed appropriate for the properties discussed above. Some of these actions included: 1) providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area and 6) providing rental concessions or competively pricing rental rates depending on market conditions.

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenants' lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for the following: 1) annual rent increases based on the Consumer Price Index or graduated rental increases; 2) percentage rentals at shopping centers, for which the Partnership receives as additional rent a percentage of a tenant's sales over predetermined breakeven amounts and
3) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position as of December 31, 1994 when compared to December 31, 1993 was primarily the result of amounts being withheld from Cash Flow to supplement working capital reserves exceeding expenditures made for capital and tenant improvements and the retaining by the Partnership of the Sale Proceeds from Norwest. Liquid assets of the Partnership at December 31, 1994 represent working capital reserves and undistributed Cash Flow.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities decreased approximately $1,230,300 during the year ended December 31, 1994 when compared to 1993 primarily due to the net decrease in Cash Flow as discussed above, and to a lesser extent, the timing of the collection of tenant receivables and payment of certain Partnership expenses.

Net cash provided by investing activities increased approximately $1,974,500 during the year ended December 31, 1994 when compared to 1993 due primarily to the receipt of $3,005,600 from the sale of Norwest on June 8, 1994 and the collection during 1994 of loans previously made to Holiday, reduced by decreased distributions received from Holiday in excess of income allocated to the Partnership from 1993 to 1994. Partially offsetting the increase in cash provided by investing activities was an increase in expenditures made for building and tenant improvements during 1994.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements. For the year ended December 31, 1994, the Partnership spent approximately $1,159,500 for building and tenant improvements and has budgeted to spend approximately $1,615,100 in 1995. Included in the 1995 budget are building and tenant improvements for Ellis, Foxhall, Rivergate, Holiday and Lakewood of $158,000, $238,000, $117,000, $596,000 and $415,000, respectively. The General Partner believes these expenditures are necessary to maintain occupancy levels in very competitive markets and ready the remaining properties for ultimate disposition.

Net cash used for financing activities increased approximately $505,200 during the year ended December 31, 1994 when compared to 1993. This increase was due primarily to an increase in distributions paid to Limited Partners.

The General Partner continues to take a conservative approach to projections of future rental income and continues to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements necessary to be made at the Partnership's remaining properties during the next several years. As a result of this, the Partnership continues to reserve amounts from Cash Flow to supplement working capital reserves. For the year ended December 31, 1994, Cash Flow withheld to supplement working capital reserves approximated $770,400. The General Partner believes the Partnership's current cash position along with any additional amounts retained from future Cash Flow will be sufficient to cover budgeted expenditures as well as any other requirements which may be reasonably foreseen.

Distributions to Limited Partners for 1994 were made at an annualized rate of 3.55% on Capital Investment. Cash distributions are made 60 days after the quarter end. The amount of future Cash Flow available for distribution to Limited Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the amount of Cash Flow withheld for future cash requirements. Therefore, there can be no assurance of the availability or the amount of Cash Flow for distribution to investors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedules and Exhibits."


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(a)  DIRECTORS
     ---------

     The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March 27, 1995, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in May, 1995.

            Name                                             Office
            ----                                             ------

     Samuel Zell....................................  Chairman of the Board
     Douglas Crocker II.............................  Director
     Sheli Z. Rosenberg.............................  Director
     Sanford Shkolnik...............................  Director

     Samuel Zell, 53, has been a Director of the General Partner since 1983 (Chairman of the Board since December 1985); and is Chairman of the Board of Great American Management and Investment, Inc. ("Great American"). Mr. Zell is also Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc., and is a trustee and beneficiary of a general partner of Equity Holding Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Itel Corporation, Broadway Stores, Inc., Falcon Building Products, Inc. and American Classic Voyages Co. He is Chairman of the Board of Trustees of Equity Residential Properties Trust. He is a director of Jacor Communications, Inc., Sealy Corporation and The Vigoro Corporation, Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Manufactured Home Communities, Inc. and Co-Chairman of the Board of Revco D.S., Inc. Mr. Zell was President of Madison Management Group, Inc. ("Madison") prior to October 4, 1991. Madison filed for a petition under the Federal bankruptcy laws on November 8, 1991.

     Douglas Crocker II, 54, has been President and Chief Executive Officer since December, 1992 and a Director since January, 1993 of the General Partner. Mr. Crocker has been an Executive Vice President of EFMC since November, 1992. Mr. Crocker has been President and Chief Executive Officer of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June, 1992 at which time the Resolution Trust Company took control of Republic.

     Sheli Z. Rosenberg, 53, was President and Chief Executive Officer of the General Partner from December, 1990 to December, 1992 and has been a Director of the General Partner since September, 1983; was Executive Vice President and General Counsel for EFMC from October, 1980 to November, 1994; has been President and Chief Executive Officer of EFMC and Equity Group Investments, Inc. since November, 1994; has been a director of Great American since June, 1984 and is a director of various subsidiaries of Great American. She is also a Director of Itel Corporation, Capsure Holdings Corp., American Classic Voyages Co., Falcon Building Products, Inc., Jacor Communications, Inc., Revco D.S., Inc. and The Vigoro Corporation. She was Chairman of the Board from January, 1994 to September, 1994; and has been Co-Chairman of the Board since September, 1994 of CFI Industries, Inc., She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is Chairman of the Board of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates. Ms. Rosenberg was

--------  --------------------------------------------------

     ---------

     Vice President of Madison prior to October 4, 1991. Madison filed for a petition under the Federal bankruptcy laws on November 8, 1991. She has been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987. Benefit Administrators filed for a petition under the Federal Bankruptcy laws on January 3, 1995.

     Sanford Shkolnik, 56, has been a Director of the General Partner since December, 1985. Mr. Shkolnik has been Executive Vice President of EFMC since 1976. He is Chairman of the Board and Chief Executive Officer of SC Management, Inc., which is General Partner of Equity Properties and Development Limited Partnership, a nationally ranked shopping center company. He is also a director of Broadway Stores, Inc.


(b, c & e)  EXECUTIVE OFFICERS
            ------------------
     The Partnership does not have any executive officers. The executive officers of the General Partner as of March 27, 1995 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

            Name                                   Office
            ----                                   ------

     Douglas Crocker II...........  President and Chief Executive Officer
     Arthur A. Greenberg..........  Senior Vice President
     Norman M. Field..............  Vice President -- Finance and Treasurer

     PRESIDENT AND CEO -- See Table of Directors above.

     Arthur A. Greenberg, 53, has been Senior Vice President of the General Partner since August, 1986. Mr. Greenberg was Executive Vice President and Chief Financial Officer of Great American from December, 1986 to March, 1995. Mr. Greenberg also is a Director and Executive Vice President/Treasurer of EFMC since 1971, and President of Greenberg & Pociask, Ltd. He is Senior Vice President since 1989 and Treasurer since 1990 of Capsure Holdings Corp. Mr. Greenberg is a director of American Classic Voyages Co., The Vigoro Corporation, and Chairman of the Board of Firstate Financial A Savings Bank. Mr. Greenberg was Vice President of Madison prior to October 4, 1991. Madison filed for a petition under the Federal bankruptcy laws on November 8, 1991.

     Norman M. Field, 46, has been Vice President and Treasurer of the General Partner since February, 1984, and also served as Vice President and Treasurer of Great American from July, 1983 until March, 1995. Mr. Field has been treasurer of Benefit Administrators since July 22, 1987. Benefit Administrators filed for a petition under the Federal Bankruptcy laws on January 3, 1995. He has also been Chief Financial Officer of Equality Specialties, Inc., a subsidiary of Great American, since August, 1994.


(d)  FAMILY RELATIONSHIPS
     --------------------

     There are no family relationships among any of the foregoing officers.


(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
     ----------------------------------------

     There are no involvements in certain legal proceedings among any of the foregoing officers.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

(a, b, c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1994. However, Affiliates of the General Partner do compensate the directors and officers.

(e)  None.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a) As of March 1, 1995 no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 84,886 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1995, the executive officers and directors of the General Partner, as a group, did not own any Units.

(c)  None.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

(a) On September 25, 1992, the entity formerly named First Capital Financial Corporation and certain subsidiaries which may be or may have been entitled to receive certain compensation, fees or reimbursements from the Partnership were merged or liquidated into First Capital Properties Corporation. On February 23, 1993, First Capital Properties Corporation changed its name to First Capital Financial Corporation.

During 1994, an Affiliate of the General Partner provided real estate brokerage services to the Partnership in connection with the sale of a property. Total real estate brokerage commissions for all such services shall not exceed the lesser of the compensation customarily charged in arm's-length transactions in the same geographic location for a comparable property, or 6% of the sales price of the property. Real estate commissions paid to any Affiliate of the General Partner may not exceed 50% of the compensation customarily charged in arm's-length transactions in the same geographical location for comparable property, or 3% of the total selling price of the property; provided, further, that no Affiliate of the General Partner may receive payment of a real estate commission until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contributions, plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment from the date upon which their investment in the Partnership was made. To the extent that real estate commissions are not currently paid in full by the Partnership because of any of the foregoing provisions, the unpaid commissions will be accrued and will be paid at such time as the provisions have been satisfied. As of December 31, 1994, the Partnership owed a total of $40,300 to the General Partner for real estate commissions earned in connection with the sales of four Partnership properties. These commissions have been accrued, but not paid.

Certain Affiliates of the General Partner provide leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed where the General Partner or Affiliates provide leasing, re-leasing, and leasing related services, or 3% of gross receipts where the General Partner or Affiliates do not perform leasing, re-leasing and leasing related services. Provided further, that in the event the Partnership leases properties on a long-term net basis (10 years or more), the maximum property management fee from such leases shall be 1% of the gross revenues from such properties. For the year ended December 31, 1994, these Affiliates were entitled to supervisory and property

--------  -----------------------------------------------------------

management and leasing fees of approximately $304,900. In addition, other Affiliates of the General Partner were entitled to compensation and reimbursements of approximately $134,500 from the Partnership for insurance, personnel, and other miscellaneous services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. As of December 31, 1994, total fees and reimbursements of $92,800 were due to Affiliates.

Subsequent to the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow as its Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated first to the General Partner in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits. The balance of Net Profits, if any, is allocated to the Limited Partners. Net Losses from the sale or disposition of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale or Financing Proceeds, to the extent that the balance in the General Partner's or Limited Partners' capital accounts exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and Limited Partners (in a ratio which their respective positive capital account balances bear to the aggregate of all positive capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. In all events the General Partner will be allocated at least 1% of Net Losses from the sale or disposition of a Partnership property. In addition, provisions for value impairment are allocated 99% to the Limited Partners and 1% to the General Partners. For the year ended December 31, 1994 the General Partner was entitled to cash distributions and, accordingly, was allocated Net Profits from operations of $334,800. In addition, the General Partner was allocated $12,800 in Net Loss from the sale of a Partnership property and $15,000 in Net Loss from provisions for value impairment.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Sheli Z. Rosenberg, President and Chief Executive Officer of the General Partner from December, 1990 to December, 1992 and a director of the General Partner since September, 1983, is a principal of this firm. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could have been obtained from unaffiliated persons.

(c)  No management person is indebted to the Partnership.

(d)  None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------  -----------------------------------------------------------------

(a, c & d) (1, 2 & 3) See Index of Financial Statements, Schedules and Exhibits on page A-1 of Form 10-K.


(b)  Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 1994.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2

                              BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                   GENERAL PARTNER


Dated:  March 30, 1995        By:            /s/ DOUGLAS CROCKER II
      ------------------           -------------------------------------
                                             DOUGLAS CROCKER II
                                   President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ SAMUEL ZELL               March 30, 1995     Chairman of the Board and
--------------------------    --------------     Director of the General Partner
    SAMUEL ZELL


/s/ DOUGLAS CROCKER II        March 30, 1995     President, Chief Executive
--------------------------    --------------     Officer and Director of the
    DOUGLAS CROCKER II                           General Partner


/s/ SHELI Z. ROSENBERG        March 30, 1995     Director of the General Partner
--------------------------    --------------
    SHELI Z. ROSENBERG


/s/ SANFORD SHKOLNIK          March 30, 1995     Director of the General Partner
--------------------------    --------------
    SANFORD SHKOLNIK

/s/ NORMAN M. FIELD           March 30, 1995     Vice President - Finance and
--------------------------    --------------     Treasurer
    NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                  Pages
                                                              -------------

 Independent Auditors' Report                                      A-2

 Balance Sheets at December 31, 1994 and 1993                      A-3

 Statements of Partners' Capital for the Years
  Ended December 31, 1994, 1993, and 1992                          A-3

 Statements of Income and Expenses for the Years
  Ended December 31, 1994, 1993, and 1992                          A-4

 Statements of Cash Flows for the Years Ended
  December 31, 1994, 1993, and 1992                                A-4

 Notes to Financial Statements                                 A-5 to A-7


                     SCHEDULE FILED AS PART OF THIS REPORT

 III - Real Estate and Accumulated Depreciation
       as of December 31                                      A-8 and A-9

All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto, or in other schedules.


EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-31 of the Partnership's definitive Prospectus dated October 19, 1983, Registration No. 2-86361, filed pursuant to Rule 424(b), incorporated herein by reference.

EXHIBIT (10)  Material Contracts

Lease agreements for tenants that individually occupy more than 10% of the net leasable square footage of the Partnership's most significant properties, filed as exhibits to the Partnership's Reports on Form 10-K dated December 31, 1992 and 1993, incorporated herein by reference.

EXHIBIT (13)  Annual Report to Security Holders

The 1993 Annual Report to holders of Units is being sent under separate cover, not via EDGAR, for the information of the Commission.

EXHIBIT (27)  Financial Data Schedule

EXHIBIT (99)  Other

The audited financial statements for First Capital Lansing Properties for the year ended December 31, 1994 are attached hereto for the information of the Commission and not as a filed document.

                         INDEPENDENT AUDITORS' REPORT




Partners
First Capital Institutional Real Estate, Ltd. - 2
Chicago, Illinois



We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd. - 2 as of December 31, 1994 and 1993, and the related statements of income and expenses, Partners' Capital and cash flows for the years ended December 31, 1994, 1993 and 1992 and the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd. - 2 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years ended December 31, 1994, 1993 and 1992 in conformity with generally accepted accounting principles. Further, it is our opinion that the schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                Kenneth Leventhal & Company


Chicago, Illinois
February 17, 1995

BALANCE SHEETS
December 31, 1994 and 1993
(All dollars rounded to nearest 00s)

                                                      1994         1993
----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $10,237,400  $11,177,700
 Buildings and improvements                         35,605,600   40,226,600
----------------------------------------------------------------------------
                                                    45,843,000   51,404,300
 Accumulated depreciation and amortization         (11,222,700) (10,765,000)
----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     34,620,300   40,639,300
Cash and cash equivalents                           12,560,400    9,502,400
Restricted cash                                         25,000       25,000
Rents receivable                                       100,400      270,700
Investment in joint venture                          5,234,600    6,022,300
Other assets (including amounts due from joint
 venture of $725,500 and $790,300, respectively)       901,400      934,600
----------------------------------------------------------------------------
                                                   $53,442,100  $57,394,300
----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses             $   389,200  $   450,900
 Due to Affiliates                                      92,800      102,800
 Security deposits                                     116,400      122,200
 Distributions payable                               1,037,500      499,900
 Other liabilities                                      77,900      124,700
----------------------------------------------------------------------------
                                                     1,713,800    1,300,500
----------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                      (121,300)     (93,500)
 Limited Partners (84,886 Units authorized, issued
  and outstanding)                                  51,849,600   56,187,300
----------------------------------------------------------------------------
                                                    51,728,300   56,093,800
----------------------------------------------------------------------------
                                                   $53,442,100  $57,394,300
----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1994, 1993 and 1992
(All dollars rounded to nearest 00s)

                                        General     Limited
                                        Partner    Partners       Total
---------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1992                       $ (58,600) $58,670,300  $58,611,700
Net income (loss) for the year ended
 December 31, 1992                       298,900     (738,200)    (439,300)
Distributions for
 the year ended December 31, 1992       (330,100)  (2,971,000)  (3,301,100)
---------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1992                       (89,800)  54,961,100   54,871,300
Net income for
 the year ended December 31, 1993        196,300    3,025,800    3,222,100
Distributions for
 the year ended December 31, 1993       (200,000)  (1,799,600)  (1,999,600)
---------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1993                       (93,500)  56,187,300   56,093,800
Net income (loss)
 for the year ended December 31, 1994    307,000   (1,324,200)  (1,017,200)
Distributions for
 the year ended December 31, 1994       (334,800)  (3,013,500)  (3,348,300)
---------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1994                     $(121,300) $51,849,600  $51,728,300
---------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1994, 1993 and 1992
(All dollars rounded to nearest 00s except per Unit amounts)

                                            1994         1993        1992
------------------------------------------------------------------------------
Income:
 Rental                                  $ 6,097,700  $7,420,800  $ 6,482,100
 Interest                                    538,700     304,900      286,600
------------------------------------------------------------------------------
                                           6,636,400   7,725,700    6,768,700
------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization             1,396,400   1,417,200    1,500,400
 Property operating                        1,267,500   1,215,400    1,074,300
 Real estate taxes and insurance             708,600     682,400      742,700
 Repairs and maintenance                     735,200     605,700      597,700
 General and administrative                  299,500     333,900      356,500
------------------------------------------------------------------------------
                                           4,407,200   4,254,600    4,271,600
------------------------------------------------------------------------------
Income before (loss) income from
 participation in joint venture            2,229,200   3,471,100    2,497,100
(Loss) income from participation in
 joint venture                              (469,800)    117,000      182,800
------------------------------------------------------------------------------
Income before (loss) on sale of
 properties and provisions for value
 impairment                                1,759,400   3,588,100    2,679,900
(Loss) on sale of properties              (1,276,600)   (366,000)     (19,200)
Provisions for value impairment           (1,500,000)              (3,100,000)
------------------------------------------------------------------------------
Net (loss) income                        $(1,017,200) $3,222,100  $  (439,300)
------------------------------------------------------------------------------
Net income allocated to General Partner  $   307,000  $  196,300  $   298,900
------------------------------------------------------------------------------
Net (loss) income allocated to Limited
 Partners                                $(1,324,200) $3,025,800  $  (738,200)
------------------------------------------------------------------------------
Net (loss) income allocated to Limited
 Partners per Unit (84,886 Units
 authorized, issued and outstanding)     $    (15.60) $    35.65  $     (8.70)
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1994, 1993 and 1992
(All dollars rounded to nearest 00s)

                                               1994         1993         1992
----------------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss) income                          $(1,017,200) $ 3,222,100  $  (439,300)
 Adjustments to reconcile net (loss)
  income to net cash provided by operating
  activities:
  Depreciation and amortization               1,396,400    1,417,200    1,500,400
  Loss on sale of properties                  1,276,600      366,000       19,200
  Provisions for value impairment             1,500,000                 3,100,000
  Provision for value impairment for
   Holiday                                      672,400
  Changes in assets and liabilities:
   Decrease (increase) in rents receivable      170,300      (55,700)     117,300
   (Increase) decrease in other assets          (31,600)      11,900      (40,500)
   (Decrease) increase in accounts payable
    and accrued expenses                        (61,700)      95,900       19,800
   (Decrease) increase in due to
    Affiliates                                  (10,000)       4,900         (200)
   (Decrease) increase in other
    liabilities                                 (46,800)      16,400       31,900
----------------------------------------------------------------------------------
    Net cash provided by operating
     activities                               3,848,400    5,078,700    4,308,600
----------------------------------------------------------------------------------
Cash flows from investing activities:
 Net proceeds from sale of properties         3,005,600      717,100      668,000
 Payments for capital and tenant
  improvements                               (1,159,500)    (817,700)    (524,400)
 Distributions received from joint venture
  in excess of income (loss) allocated          115,200      379,400      285,900
 Collection of (funding of) loans to joint
  venture                                        64,800     (227,200)    (211,000)
----------------------------------------------------------------------------------
    Net cash provided by investing
     activities                               2,026,100       51,600      218,500
----------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners              (2,810,700)  (2,325,000)  (3,301,100)
 (Decrease) increase in security deposits        (5,800)      13,700      (12,700)
----------------------------------------------------------------------------------
    Net cash (used for) financing
     activities                              (2,816,500)  (2,311,300)  (3,313,800)
----------------------------------------------------------------------------------
Net increase in cash and cash equivalents     3,058,000    2,819,000    1,213,300
Cash and cash equivalents at the beginning
 of the year                                  9,502,400    6,683,400    5,470,100
----------------------------------------------------------------------------------
Cash and cash equivalents at the end of
 the year                                   $12,560,400  $ 9,502,400  $ 6,683,400
----------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

ORGANIZATION:
The Partnership was formed on August 22, 1983, by the filing of a Certificate and Agreement of Limited Partnership with the Department of State of the State of Florida, and commenced the Offering of Units on November 10, 1983. The Certificate and Agreement, as amended and restated, authorized the sale to the public of up to 85,000 Units and not less than 1,400 Units pursuant to the Prospectus. On December 5, 1983, the required minimum subscription level was reached and Partnership operations commenced. A total of 84,886 Units were sold prior to Termination of the Offering in October, 1984. The Partnership was formed to invest primarily in existing, income-producing commercial real estate.

The Partnership Agreement provides that the Partnership will be dissolved on or before December 31, 2014. The Limited Partners, by a majority vote, may dissolve the Partnership at any time.

ACCOUNTING POLICIES:
The financial statements include the Partnership's interest in four joint ventures with Affiliated partnerships. These joint ventures were formed for the purpose of acquiring 100% interests in certain real properties. These joint ventures are operated under the control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital is included in the financial statements.

The Partnership is not liable for Federal income taxes as the Partners recognize their proportionate share of the Partnership's income or loss on their tax returns; therefore, no provision for income taxes is made in the financial statements of the Partnership. It is not practicable for the Partnership to determine the aggregate tax bases of the Limited Partners; therefore, the disclosure of the difference between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

Commercial rental properties are recorded at cost, net of provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Maintenance and repair costs are expensed against operations as incurred; expenditures for improvements are capitalized to the appropriate property accounts and depreciated over the estimated life of the improvements.

Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on sale or disposition is recognized in accordance with generally accepted accounting principles.

Cash equivalents are considered all highly liquid investments purchased with an original maturity of three months or less.

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

Certain reclassifications have been made to the previously reported 1993 and 1992 statements in order to provide comparability with the 1994 statements. These reclassifications have no effect on net income, net (loss) or Partners' capital.

2. RELATED PARTY TRANSACTIONS:

Subsequent to October 19, 1984, the Termination of the Offering, the General Partner became entitled to 10% of Cash Flow as its Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated first to the General Partner in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits. The balance of Net Profits, if any, is allocated to the Limited Partners. Net Losses from the sale or disposition of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale or Financing Proceeds, to the extent that the balance in the General Partner's or Limited Partners' capital accounts exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and Limited Partners (in a ratio which their respective positive capital account balances bear to the aggregate of all positive capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. In all events the General Partner will be allocated at least 1% of Net Losses from the sale or disposition of a Partnership property. In addition, provisions for value impairment are allocated 99% to the Limited Partners and 1% to the General Partners. For the years ended December 31, 1994, 1993 and 1992 the General Partner was entitled to cash distributions and, accordingly, was allocated Net Profits from operations of approximately $334,800, $200,000 and $330,100, respectively. In addition, for the years ended December 31, 1994, 1993 and 1992 the General Partner was allocated Net Losses from the sale and/or provisions for value impairment of Partnership properties of approximately $27,800, $3,700 and $31,200, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates for the years ended December 31, 1994, 1993, 1992 were as follows:

                                     For the Years Ended December 31,
                            ---------------------------------------------------
                                  1994             1993             1992(a)
                            ---------------- ----------------- ----------------
                              Paid   Payable   Paid   Payable    Paid   Payable
-------------------------------------------------------------------------------
Property management and
 leasing fees               $307,800 $45,400 $382,400 $ 48,300 $352,800 $51,600
Reimbursement of property
 insurance premiums, at
 cost                         87,700    None   85,700     None  107,600    None
Real estate commissions(b)      None  40,300     None   40,300     None  40,300
Reimbursement of expenses,
 at cost
 (1) Accounting               28,400   4,100   23,900    3,600   27,000   3,900
 (2) Investor communication   16,500   3,000   11,300    1,600   11,700   2,100
 (3) Legal                    91,400    None   38,800    9,000   66,600    None
-------------------------------------------------------------------------------
                            $531,800 $92,800 $542,100 $102,800 $565,700 $97,900
-------------------------------------------------------------------------------

(a) Property management reimbursements previously reported in 1992 have been excluded from the above table and amounts previously included in 1992 in due to affiliates have been reclassified to accounts payable and accrued expenses in order to provide comparability to the fees presented for 1994 and 1993.

(b) As of December 31, 1994, the Partnership owed $40,300 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

3. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rentals due on noncancelable operating leases (exclusive of amounts due under net leases) as of December 31, 1994 was as follows:

                    1995        $ 4,604,000
                    1996          4,076,800
                    1997          3,214,700
                    1998          2,597,900
                    1999          2,087,700
                    Thereafter    6,203,600
                             --------------
                                $22,784,700
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from (i) operating expense and real estate tax reimbursements and (ii) percentage rents.

4. NET LEASE AGREEMENTS:

The Partnership acquired the 12621 Featherwood Building ("Featherwood"), formerly known as Houston Lighting and Power Building, under a net lease agreement with a single tenant (the "Tenant"). The Tenant was responsible for the maintenance and operating expenses of the property and the payment of real estate taxes and insurance costs. On December 14, 1993, the Tenant's lease expired. The Partnership received a final payment for amounts due under the net lease agreement in January 1994. On December 14, 1993, the Partnership executed a gross lease with a former subtenant (the "Lessee"). Included in the lease terms is the ability of the Lessee to cancel the lease after two years provided that the Partnership is notified nine months prior to cancellation. Amounts due under this lease, for the first two years, are included in Note 3.

5. INCOME TAX:

The Partnership utilizes an accrual basis method of accounting for both tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of prepaid rents as taxable income and the Partnership's provisions for value impairment. The net effect of these differences for the year ended December 31, 1994 was that the income for tax reporting purposes was greater than the loss for financial statement purposes by approximately $2,349,600.

6. MANAGEMENT AGREEMENTS:

On-site management for the Lakewood Square Shopping Center is provided by an independent real estate management company for fees calculated as a percentage of gross rents received from the property. An Affiliate of the General Partner provides supervisory management for this property for fees calculated as a percentage of gross rents received from this property.

On-site property management for the Partnership's other properties is provided by an Affiliate of the General Partner for fees based on a percentage of gross rents received from the properties.

7. INVESTMENT IN JOINT VENTURE:

A summary of the financial information for First Capital Lansing Properties Limited Partnership, which owns the Holiday Office Park North and South ("Holiday"), for the year ended December 31, 1994 is as follows:

             ASSETS
             Investment property, net of
              accumulated depreciation and
              amortization                          $10,874,800
             Cash and cash equivalents                  496,300
             Loans receivable                           525,600
             Rents receivable                           202,500
             Escrow deposit                              46,600
             Other assets                                92,000
                  ----------------------------------------------
                                                    $12,237,800
                  ----------------------------------------------
             LIABILITIES & PARTNERS' CAPITAL
             Loan payable to Affiliate              $ 1,451,000
             Accounts payable and accrued expenses      155,900
             Due to Affiliates                           62,600
             Distribution payable                       406,000
             Security deposits                           33,900
             Other liabilities                            3,800
             Partners' capital                       10,124,600
                  ----------------------------------------------
                                                    $12,237,800
                  ----------------------------------------------
             STATEMENT OF INCOME AND EXPENSES
             Total income                           $ 2,995,200
                  ----------------------------------------------
             Expenses:
              Property operating                      1,913,900
              Depreciation and amortization             466,600
              Provision for value impairment          2,000,000
              Interest                                  140,000
                  ----------------------------------------------
             Net loss                               $(1,525,300)
                  ----------------------------------------------

The information presented above represents 100% of the activity of Holiday. The Partnership purchased a 50% interest in a joint venture which acquired a 75% preferred interest in this property. The provision for value impairment was allocated in accordance with the joint venture agreement. The Partnership's share of the provision for value impairment was $672,400. For additional details, see Note 9.

8. PROPERTY SALES:

On June 8, 1994 the Partnership sold Norwest Plaza (formerly known as United Bank of Arizona Building) for a total sale price of approximately $3,225,000. The Partnership incurred selling expenses of approximately $219,400. Proceeds received by the Partnership from the sale were approximately $3,005,600. The total loss to the Partnership in connection with this sale for financial statement purposes was approximately $1,276,600. For tax reporting purposes the Partnership recorded a loss in 1994 of approximately $314,500 on this sale.

On March 18, 1992, the Partnership sold the American Bank Building in Rio Rancho, New Mexico. The sale price of the property was $725,000. The Partnership incurred selling expenses of approximately $64,300 including $7,300 of accrued expenses. Proceeds received by the Partnership from the sale were approximately $668,000, excluding such accrued expenses. The loss for tax reporting purposes on this sale was approximately $933,200 and the loss for financial statement purposes was approximately $1,495,600. Due to an anticipated loss on the sale of this property for financial statement purposes, the Partnership recorded $1,476,400 of the total loss as of December 31, 1991 as a provision for value impairment and the remaining portion of the loss in 1992.

On August 5, 1993, the Partnership sold the Carlsbad Building, located in Carlsbad, New Mexico, for a sale price of $775,000. Proceeds received by the Partnership from the sale were approximately $717,100. The total loss recognized by the Partnership for financial statement purposes was approximately $1,466,000. The Partnership recorded $1,100,000 of this amount as a provision for value impairment in 1992 and the remaining $366,000 upon sale of the property in 1993. For tax reporting purposes the Partnership recorded a loss in 1993 of approximately $894,200 on this sale.

The above sales were on all-cash terms with no further involvement on the part of the Partnership.

9. PROVISIONS FOR VALUE IMPAIRMENT:

In 1995, the Financial Accounting Standards Board agreed to issue a new standard entitled "Accounting for the Impairment of Long-Lived Assets" (the "Standard"). This Standard establishes guidance for determining if defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements of companies. The carrying amount of impaired assets will be required to be reduced to fair value. The Standard is effective for fiscal years beginning after December 15, 1995. The General Partner believes that implementation will not materially affect the Partnership's financial position or results of operations once the Standard becomes effective.

Provisions for value impairment were recorded for the Ellis Building and Featherwood for the year ended December 31, 1994 in the amounts of $1,000,000 and $500,000, respectively. Provisions for value impairment were also recorded for the Carlsbad Building and Featherwood in the amounts of $1,100,000 and $2,000,000, respectively, as of December 31, 1992.

The joint venture which owns Holiday also recorded a provision for value impairment in the amount of $4,000,000 as of December 31, 1993. Pursuant to the joint venture agreement this provision for value impairment was allocated to the limited partners of the joint venture that owns Holiday, and not to the Partnership in 1993. For the year ended December 31, 1994 an additional provision for value impairment for Holiday was recorded in the amount of $2,000,000. Of this amount $655,200 was allocated to the limited partners of the joint venture to reduce their capital account to zero and the remaining amount was allocated to the General Partner's, of which the Partnership's share is $672,400.

Due to the uncertainty of the Partnership's ability to recover the Net Carrying Value of its investment in these properties (prior to any provisions for value impairment) during the remaining estimated holding periods, it was deemed appropriate to reduce the basis of these properties for financial statement purposes. These provisions were considered noncash events for purposes of the Statement of Cash Flows, and are not included in the Partnership's calculation of Cash Flow (as defined by the Partnership Agreement) for the years ended December 31, 1994 and 1992.
  Copies of the Partnership's Form 10-K are
    available upon written request to the
        General Partner at no charge.

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. -- 2

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1994

     Column A                       Column C                     Column D                                   Column E
    ----------                     ---------                     --------                                   --------
                                Initial cost to             Costs capitalized                        Gross amount at which
                                  Partnership            subsequent to acquisition                 carried at close of period
                             ------------------------     -------------------------       -----------------------------------------
                                          Buildings                                                    Buildings
                                             and            Improve-       Carrying                       and
     Description              Land       Improvements        ments         Costs (1)      Land        Improvements     Total (2)(3)
     -----------              ----       ------------      ---------      ---------       -----       ------------     ------------
 Shopping Centers:
 Lakewood Square
     (Lakewood,  CA)
     (50% interest)        $ 2,652,800     $ 7,988,700     $  247,300     $ 40,200     $ 2,652,800     $ 8,276,200      $10,929,000

 Banana River Square
     (Cocoa Beach,  FL)        887,400       5,297,600        234,300       54,200         887,400       5,586,100        6,473,500

 Market Place at Rivergate
     (Nashville,  TN)        2,954,400       6,554,700      1,405,600       47,200       2,988,300       5,473,600 (6)    8,461,900

 Office Buildings:
 Foxhall Square
   Building
     (Washington, D.C.)
     (50% interest)          2,351,100       5,893,400      1,807,800      188,500       2,351,100       7,889,700       10,240,800

 12621 Featherwood
   Building
     (Houston,  TX)
     (50% interest)            497,800       5,037,700         83,700       57,400         497,800       2,678,800 (7)    3,176,600


 Ellis Building
     (Sarasota,  FL)
     (50% interest)            860,000       5,405,600      1,269,700       25,900         860,000       5,701,200 (8)    6,561,200
                           -----------     -----------     ----------     --------     -----------     -----------      -----------
                           $10,203,500     $36,177,700     $5,048,400     $413,400     $10,237,400     $35,605,600      $45,843,000
                           ===========     ===========     ==========     ========     ===========     ===========      ===========


                                    Column F       Column G      Column H        Column I
                                    --------       --------      --------        --------
                                                                                 Life on
                                                                                  which
                                                                               depreciation
                                                                                in latest
                                   Accumulated                                    income
                                  Depreciation      Date of         Date         statements
    Description                        (2)        construction    Acquired      is computed
    -----------                  --------------   ------------    ---------    -------------
Shopping Centers:
 Lakewood Square
     (Lakewood,  CA)                                                                35(4)
     (50% interest)              $ 2,425,600         1982           5/84            2-10(5)

 Banana River Square                                                                35(4)
     (Cocoa Beach,  FL)            1,563,600         1982           6/84            2-10(5)

 Market Place at Rivergate                                                           35(4)
     (Nashville,  TN)              1,628,000         1970           5/86            2-15(5)

 Office Buildings:
 Foxhall Square
   Building
     (Washington, D.C.)                                                              35(4)
     (50% interest)                2,672,000         1972           6/84            1-10(5)

 12621 Featherwood
   Building
     (Houston,  TX)
     (50% interest)                1,237,500         1983           1/85             35(4)


 Ellis Building
     (Sarasota,  FL)                                                                 35(4)
     (50% interest)                1,696,000         1969           3/86            1-10(5)
                                 -----------
                                 $11,222,700
                                 ===========

 Column B - Not Applicable.


                 See accompanying notes on the following page,

              FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. -- 2

                             NOTES TO SCHEDULE III

Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 2. The following is a reconciliation of activity in columns E and F:


                            December 31, 1994           December 31, 1993           December 31, 1992
                        -------------------------   -------------------------   -------------------------
                                     Accumulated                 Accumulated                 Accumulated
                           Cost      Depreciation      Cost      Depreciation      Cost      Depreciation
                        -----------  ------------   -----------  ------------   -----------  ------------
Balance at
 beginning of year      $51,404,300  $10,765,000    $52,588,300  $10,266,400    $56,240,500  $ 9,162,700

Additions
 during year:

  Improvements            1,159,500                     817,700                     524,400

  Provision for
   depreciation
   and amortization                    1,396,300                   1,417,200                   1,500,400

Deductions
 during year:

  Cost of real
   estate sold           (5,220,800)                 (2,001,700)                 (1,076,600)

  Provisions for
   value impairment      (1,500,000)                                             (3,100,000)

  Accumulated
   depreciation on
   real estate sold                     (938,600)                   (918,600)                   (396,700)
                        -----------  -----------    -----------  -----------    -----------  -----------

Balance at
 end of year            $45,843,000  $11,222,700    $51,404,300  $10,765,000    $52,588,300  $10,266,400
                        ===========  ===========    ===========  ===========    ===========  ===========


Note 3. The aggregate cost for Federal income tax purposes as of December 31, 1994 is $51,843,000.

Note 4. Estimated useful life for building.

Note 5. Estimated useful life for improvements.

Note 6. Includes provision for value impairment of $2,500,000.

Note 7. Includes provision for value impairment of $2,500,000.

Note 8. Includes provision for value impairment of $1,000,000.