Form 10-Q
period 1995-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 1995-05-15
CIK 727087

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                     March 31, 1995
                          -----------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _____________________

     Commission File Number:                        0-12945
                            ---------------------------------------------------


                First Capital Institutional Real Estate, Ltd.-2
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Florida                                            59-2313852
- -------------------------------                       -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
- -------------------------------------------------------      ------------------
        (Address of principal executive offices)                 (Zip Code)


                                (312)  207-0020
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not applicable
- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Documents incorporated by reference:

The First Amended and Restated Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated October 19, 1983, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                    March 31,
                                                       1995      December 31,
                                                   (Unaudited)       1994
- ------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $ 10,237,400  $ 10,237,400
 Buildings and improvements                          35,717,800    35,605,600
- ------------------------------------------------------------------------------
                                                     45,955,200    45,843,000
Accumulated depreciation and amortization           (11,560,900)  (11,222,700)
- ------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                      34,394,300    34,620,300
Cash and cash equivalents                            12,679,600    12,560,400
Restricted cash                                          25,000        25,000
Investment in joint venture                           5,153,900     5,234,600
Rents receivable                                        102,600       100,400
Other assets (including amounts due from joint
 venture of $757,200 and $725,500, respectively)        933,100       901,400
- ------------------------------------------------------------------------------
                                                   $ 53,288,500  $ 53,442,100
- ------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses             $    404,400  $    389,200
 Due to Affiliates                                      146,100        92,800
 Security deposits                                      118,700       116,400
 Distributions payable                                1,131,800     1,037,500
 Other liabilities                                       80,600        77,900
- ------------------------------------------------------------------------------
                                                      1,881,600     1,713,800
- ------------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                       (121,300)     (121,300)
 Limited Partners (84,886 Units authorized, issued
  and outstanding)                                   51,528,200    51,849,600
- ------------------------------------------------------------------------------
                                                     51,406,900    51,728,300
- ------------------------------------------------------------------------------
                                                   $ 53,288,500  $ 53,442,100
- ------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1995
and the year ended December 31, 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
- -------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1994                                      $ (93,500) $56,187,300  $56,093,800
Net income (loss) for the year ended
 December 31, 1994                           307,000   (1,324,200)  (1,017,200)
Distributions for the year ended December
 31, 1994                                   (334,800)  (3,013,500)  (3,348,300)
- -------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1994                                       (121,300)  51,849,600   51,728,300
Net income for the quarter ended March
 31, 1995                                    113,200      697,200      810,400
Distributions for the quarter ended March
 31, 1995                                   (113,200)  (1,018,600)  (1,131,800)
- -------------------------------------------------------------------------------
Partners' (deficit) capital, March 31,
 1995                                      $(121,300) $51,528,200  $51,406,900
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                       1995       1994
- -------------------------------------------------------------------------
Income:
 Rental                                             $1,600,200 $1,661,600
 Interest                                              205,700     98,400
 Income from participation in joint venture             69,300     49,600
- -------------------------------------------------------------------------
                                                     1,875,200  1,809,600
- -------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                         338,200    341,500
  Property operating:
  Affiliates                                            95,100     92,700
  Nonaffiliates                                        209,200    248,900
 Real estate taxes                                     158,500    178,400
 Insurance--Affiliate                                   21,500     27,200
 Repairs and maintenance                               159,100    201,600
 General and administrative:
  Affiliates                                            16,200     28,900
  Nonaffiliates                                         67,000     50,000
- -------------------------------------------------------------------------
                                                     1,064,800  1,169,200
- -------------------------------------------------------------------------
Net income                                          $  810,400 $  640,400
- -------------------------------------------------------------------------
Net income allocated to General Partner             $  113,200 $   63,600
- -------------------------------------------------------------------------
Net income allocated to Limited Partners            $  697,200 $  576,800
- -------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (84,886 Units authorized, issued and outstanding)  $     8.21 $     6.79
- -------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1995         1994
- -------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   810,400  $  640,400
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            338,200     341,500
  Changes in assets and liabilities:
   (Increase) decrease in rents receivable                  (2,200)     26,300
   (Increase) decrease in other assets                     (31,700)     50,100
   Increase (decrease) in accounts payable and accrued
    expenses                                                15,200     (32,700)
   Increase in due to Affiliates                            53,300       7,900
   Increase (decrease) in other liabilities                  2,700     (37,600)
- -------------------------------------------------------------------------------
    Net cash provided by operating activities            1,185,900     995,900
- -------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements             (112,200)   (239,600)
 Distributions received from joint venture in excess
  of income allocated                                       80,700      23,200
 Collection of (payment on) loans to joint venture                      30,400
- -------------------------------------------------------------------------------
    Net cash (used for) investing activities               (31,500)   (186,000)
- -------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                         (1,037,500)   (499,900)
 Increase (decrease) in security deposits                    2,300      (2,100)
- -------------------------------------------------------------------------------
    Net cash (used for) financing activities            (1,035,200)   (502,000)
- -------------------------------------------------------------------------------
Net increase in cash and cash equivalents                  119,200     307,900
Cash and cash equivalents at the beginning of the
 period                                                 12,560,400   9,502,400
- -------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $12,679,600  $9,810,300
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1995
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited. However, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter ended March 31, 1995 are not necessarily indicative of the operating results for the year ending December 31, 1995.

The financial statements include the Partnership's interest in four joint ventures with Affiliated partnerships. These joint ventures were formed for the purpose of acquiring 100% interests in certain real properties and are with affiliated partnerships, and like these partnerships are operated under the control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital is included in the financial statements.

Certain reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have not changed the 1994 results.

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

Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim.

2. RELATED PARTY TRANSACTIONS:

Subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow as its Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated first to the General Partner in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits. The balance of Net Profits, if any, is allocated to the Limited Partners. Net Losses from the sale or disposition of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale or Financing Proceeds, to the extent that the balance in the General Partner's or Limited Partners' capital accounts exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and Limited Partners (in a ratio which their respective positive capital account balances bear to the aggregate of all positive capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. In all events the General Partner will be allocated at least 1% of Net Losses from the sale or disposition of a Partnership property. In addition, provisions for value impairment are allocated 99% to the Limited Partners and 1% to the General Partner. For the quarter ended March 31, 1995, the General Partner was entitled to cash distributions and, accordingly, was allocated Net Profits from operations of approximately $113,200.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1995 were as follows:

                                                        Paid   Payable
- -----------------------------------------------------------------------
Property management and leasing fees                   $62,300 $ 78,200
Reimbursement of property insurance premiums, at cost     None   21,500
Real estate commissions (a)                               None   40,300
Reimbursement of expenses, at cost:
 (1) Accounting                                          6,600    3,400
 (2) Investor communication                              6,200    2,700
 (3) Legal                                               4,400     None
- -----------------------------------------------------------------------
                                                       $79,500 $146,100
- -----------------------------------------------------------------------

(a) As of March 31, 1995 the Partnership owed $40,300 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1994 for a discussion of the Partnership's business.

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

                                                     Comparative Cash Flow
                                                        Results For the
                                                        Quarters Ended
                                                      3/31/95     3/31/94
- ---------------------------------------------------------------------------
Amount of Cash Flow (as defined in the Partnership
 Agreement)                                         $ 1,236,900 $ 1,065,900
Capital Investment                                  $84,886,000 $84,886,000
Annualized return on Capital Investment (Cash
 Flow/Capital Investment)                                 5.83%       5.02%
- ---------------------------------------------------------------------------

As the Partnership progresses through the disposition phase of its life cycle, comparisons of Cash Flow results between the periods presented in the table are complicated due to the timing and effect of property sales and dispositions. Partnership Cash Flow is generally expected to decline as real property interests are sold since the Partnership no longer receives Cash Flow generated from such real property interests. Accordingly, rental income, property operating expenses, repairs and maintenance and real estate taxes are expected to decline as well, but will continue to comprise the significant components of Cash Flow and operating results until the final property sale. Also, during the disposition phase, cash and cash equivalents increase as sale proceeds are received and decrease as the Partnership utilizes such proceeds for the purposes of distributions to Limited Partners or making improvements to the Partnership's remaining properties. Sale proceeds are excluded from the determination of Cash Flow. On June 8, 1994 the Partnership sold Norwest Plaza (formerly known as United Bank of Arizona Building).

The increase in Cash Flow results for the quarter ended March 31, 1995 of approximately $171,000 when compared to the quarter ended March 31, 1994 was primarily due to the following: 1) increased operating results at Market Place at Rivergate ("Rivergate"), Banana River Square ("Banana River"), 12621 Featherwood Building ("Featherwood"), Lakewood Square Shopping Center ("Lakewood") and the Ellis Building of approximately $48,700, $47,000, $19,100, $11,800 and $3,300, respectively; 2) increased interest income earned on short-term investments of approximately $107,200 due to an increase in funds available for such investments as well as an increase in the rates and 3) an increase in operating results for the Partnership's investment in the joint venture which owns Holiday Office Park North and South ("Holiday") of approximately $24,100. Partially offsetting the increase in Cash Flow results for the quarter ended March 31, 1995 when compared to the quarter ended March 31, 1994 were decreased operating results at Foxhall Square Building ("Foxhall") of approximately $29,500 and decreased operating results of approximately $68,000 due to the absence of Norwest Plaza.

Rental revenues at Rivergate for the quarters ended March 31, 1995 and 1994 were approximately $240,100 and $218,200, respectively. The increase in rental revenues was primarily due to an increase in the average quarterly occupancy rate from 83% in 1994 to 91% in 1995. Also affecting the increase in operating results for this property was decreased real estate tax expense of approximately $13,000 due to the receipt of a refund in 1995 for 1994 taxes and decreased property operating and repairs and maintenance expense of $8,100 and $5,800, respectively.

Rental revenues at Banana River for the quarters ended March 31, 1995 and 1994 were approximately $203,000 and $168,000, respectively. The increase in rental revenues was primarily due to an increase in base rent charged to new and renewing tenants and an increase in tenant expense reimbursements for real estate tax expense and common area costs. The average quarterly occupancy rate has remained stable at 95% in 1995 and 94% in 1994. Also contributing to the increase in operating results were decreases in repairs and maintenance and real estate tax expense of approximately $12,600 and $2,100, respectively, offset by an increase in property operating expense of approximately $3,600.

Rental revenues at Featherwood for the quarters ended March 31, 1995 and 1994 were approximately $130,300 and $114,500, respectively. Rental revenues increased from 1994 to 1995 due to increases in base rental and escalation income. The average quarterly occupancy rate remained at 100% for the quarters ended March 31, 1995 and 1994. Also contributing to the increase in operating results for this property was a decrease in property operating expenses of approximately $4,500. Partially offsetting the increase in operating results for this property was an increase in repairs and maintenance of approximately $1,100.

Rental revenues at Lakewood for the quarters ended March 31, 1995 and 1994 were approximately $312,800 and $309,800, respectively. Rental revenues increased from 1994 to 1995 due to an increase in base rent charged to new and renewing tenants. The average quarterly occupancy rate remained relatively stable at 83% for the quarter ended March 31, 1995 compared to 84% for the quarter ended March 31, 1994. Also contributing to the increase in operating results for this property were decreases in property operating expenses and repairs and maintenance expenses of approximately $5,700 and $3,200, respectively.

Rental revenues at the Ellis Building for the quarter ended March 31, 1995 and 1994 were approximately $288,600 and $277,300, respectively. The increase in rental revenues was primarily due to an increase in the average quarterly occupancy rate as well as to the base rental rate charged to new and renewing tenants, offset by a decrease in tenant reimbursements for real estate taxes. The three-month average occupancy rate increased from 88% in 1994 to 96% in 1995. Partially offsetting the increase in operating results were increases in repairs and maintenance and property operating expenses of approximately $2,600 and $7,000, respectively.

Rental revenues at Foxhall for the quarters ended March 31, 1995 and 1994 were approximately $425,400 and $422,200, respectively. The average quarterly occupancy rate at Foxhall has remained relatively stable at 85% for the quarters ended March 31, 1995 and 1994. Offsetting the increase in rental revenues were increases in real estate taxes, property operating expenses and repairs and maintenance expenses of approximately $10,500, $18,300 and $3,900, respectively.

Rental revenues at Norwest Plaza for the quarter ended March 31, 1994 were approximately $152,500.

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

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position as of March 31, 1995 when compared to December 31, 1994 was primarily the result of amounts being withheld from Cash Flow to supplement working capital reserves, reduced by expenditures made for capital and tenant improvements for the Partnership's properties and distributions paid to Partners. Liquid assets of the Partnership at March 31, 1995 are comprised of working capital reserves and undistributed Cash Flow.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities increased $190,000 during the quarter ended March 31, 1995 when compared to the quarter ended March 31, 1994. The increase was primarily due to an increase in Cash Flow as previously discussed.

Net cash used for investing activities decreased approximately $154,500 for the quarter ended March 31 1995 when compared to the quarter ended March 31, 1994. The decrease was due to a decrease in cash used during 1995 for capital and tenant improvements. During the quarter ended March 31, 1995, the Partnership spent approximately $112,200 for building and tenant improvements and has budgeted to spend an additional $1,420,000 during the remainder of 1995. Included in this amount is approximately $525,000, $360,000, $232,000, $150,000, $80,000, $61,000 and $12,000, for Holiday, Lakewood, Foxhall, Ellis,
Rivergate, Banana River and 12621 Featherwood, respectively. The General Partner believes these expenditures are necessary to maintain occupancy levels in very competitive markets and ready the remaining properties for disposition.

Net cash used for financing activities increased approximately $537,600 for the quarter ended March 31, 1995 when compared to the quarter ended March 31, 1994. This increase was due to an increase in distributions paid to Partners in 1995.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves for the Partnership. The higher levels of cash reserves are needed due to the anticipated capital and tenant improvements necessary to be made to the Partnership's properties during the next several years. As a result of this, the Partnership continues to reserve amounts from Cash Flow to supplement working capital reserves. For the quarter ended March 31, 1995, Cash Flow retained to supplement working capital reserves approximated $105,000.

Distributions to Limited Partners for the quarter ended March 31, 1995 were declared at an annualized rate of 4.80% on total Capital Investment. Cash distributions are made 60 days after the quarter-end. The amount of future distributions to the Limited Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the amount of Cash Flow retained for future cash requirements. Therefore, there can be no assurance of the availability or the amount of Cash Flow for distribution to investors.

                          PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K:
- -------   ---------------------------------

      (a) Exhibits: Financial Data Schedule

      (b) Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended March 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2

                        BY:  FIRST CAPITAL FINANCIAL CORPORATION
                             GENERAL PARTNER


Date: May 12, 1995      By:  /s/        DOUGLAS CROCKER II
      ------------           ---------------------------------------
                                        DOUGLAS CROCKER II
                              President and Chief Executive Officer

Date: May 12, 1995      By:  /s/         NORMAN M. FIELD
      ------------           ---------------------------------------
                                         NORMAN M. FIELD
                              Vice President - Finance and Treasurer