Form 10-Q
period 1995-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 1995-08-14
CIK 727087

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                            June 30, 1995
       For the period ended ____________________________________________________

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________________ to ___________________

                                                     0-12945
       Commission File Number: _________________________________________________


               First Capital Institutional Real Estate, Ltd. - 2
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                               59-2313852
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
-------------------------------------------------------      -------------------
      (Address of principal executive offices)                   (Zip Code)

                                 (312) 207-0020
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                     June 30,
                                                       1995      December 31,
                                                   (Unaudited)       1994
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $ 10,237,400  $ 10,237,400
 Buildings and improvements                          35,774,500    35,605,600
------------------------------------------------------------------------------
                                                     46,011,900    45,843,000
Accumulated depreciation and amortization           (11,887,800)  (11,222,700)
------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                      34,124,100    34,620,300
Cash and cash equivalents                            12,832,600    12,560,400
Marketable securities, at cost which approximates
 market                                                  25,000        25,000
Investment in joint venture                           5,083,500     5,234,600
Rents receivable                                        115,200       100,400
Other assets (including amounts due from joint
 venture of $780,900 and $725,500, respectively)        825,600       901,400
------------------------------------------------------------------------------
                                                    $53,006,000  $ 53,442,100
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and
  accrued expenses                                 $    372,200  $    389,200
 Due to Affiliates                                      121,500        92,800
 Security deposits                                      125,600       116,400
 Distributions payable                                1,179,000     1,037,500
 Other liabilities                                       78,000        77,900
------------------------------------------------------------------------------
                                                      1,876,300     1,713,800
------------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                       (121,300)     (121,300)
 Limited Partners (84,886 Units authorized, issued
  and outstanding)                                   51,251,000    51,849,600
------------------------------------------------------------------------------
                                                     51,129,700    51,728,300
------------------------------------------------------------------------------
                                                    $53,006,000  $ 53,442,100
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1995
and the year ended December 31, 1994
(Unaudited)
(All dollars rounded to nearest 00s)


                                         General     Limited
                                         Partner    Partners       Total
----------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1994                        $ (93,500) $56,187,300  $56,093,800
Net income (loss) for the year ended
 December 31, 1994                        307,000   (1,324,200)  (1,017,200)
Distributions for the year ended
 December 31, 1994                       (334,800)  (3,013,500)  (3,348,300)
----------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1994                       (121,300)  51,849,600   51,728,300
Net income for the six months ended
 June 30, 1995                            231,100    1,481,100    1,712,200
Distributions for the six months ended
 June 30, 1995                           (231,100)  (2,079,700)  (2,310,800)
----------------------------------------------------------------------------
Partners' (deficit) capital,
 June 30, 1995                          $(121,300) $51,251,000  $51,129,700
----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                            1995       1994
-------------------------------------------------------------------------------
Income:
 Rental                                                  $1,518,300 $1,502,600
 Interest                                                   273,100    102,800
 Income from participation in joint venture                 121,500     63,900
-------------------------------------------------------------------------------
                                                          1,912,900  1,669,300
-------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                              326,900    350,100
 Property operating:
  Affiliates                                                 82,000    100,800
  Nonaffiliates                                             237,600    237,700
 Real estate taxes                                           95,900    185,100
 Insurance--Affiliate                                        10,900     23,300
 Repairs and maintenance                                    173,800    194,000
 General and administrative:
  Affiliates                                                 10,500     17,000
  Nonaffiliates                                              73,500     54,200
Loss on sale of property                                             1,275,800
-------------------------------------------------------------------------------
                                                          1,011,100  2,438,000
-------------------------------------------------------------------------------
Net income (loss)                                        $  901,800 $ (768,700)
-------------------------------------------------------------------------------
Net income allocated to General Partners                 $  117,900 $   65,000
-------------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners          $  783,900 $ (833,700)
-------------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners per
 Unit (84,886 Units authorized, issued and outstanding)  $     9.23 $    (9.82)
-------------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                        1995       1994
---------------------------------------------------------------------------
Income:
 Rental                                              $3,118,500 $3,164,200
 Interest                                               478,800    201,200
 Income from participation in joint venture             190,800    113,500
---------------------------------------------------------------------------
                                                      3,788,100  3,478,900
---------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                          665,100    691,600
 Property operating:
  Affiliates                                            202,500    205,600
  Nonaffiliates                                         421,500    474,500
 Real estate taxes                                      254,400    366,600
 Insurance--Affiliate                                    32,400     47,500
 Repairs and maintenance                                332,800    395,600
 General and administrative:
  Affiliates                                             22,300     28,800
  Nonaffiliates                                         144,900    121,200
 Loss on sale of property                                        1,275,800
---------------------------------------------------------------------------
                                                      2,075,900  3,607,200
---------------------------------------------------------------------------
Net income (loss)                                    $1,712,200 $ (128,300)
---------------------------------------------------------------------------
Net income allocated to General Partners             $  231,100 $  128,600
---------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners      $1,481,100 $ (256,900)
---------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners per
 Unit (84,886 Units authorized, issued and
 outstanding)                                        $    17.45 $    (3.03)
---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                                       1995         1994
-----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                  $ 1,712,200  $  (128,300)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                         665,100      691,600
  Loss on sale of property                                         1,275,800
  Changes in assets and liabilities:
  (Increase) decrease in rents receivable               (14,800)     112,200
  Decrease in other assets                              132,100      121,500
  (Decrease) in accounts payable and accrued
   expenses                                             (17,000)     (54,700)
  Increase (decrease) in due to Affiliates               28,700       (3,000)
  Increase (decrease) in other liabilities                  100       (5,100)
-----------------------------------------------------------------------------
   Net cash provided by operating activities          2,506,400    2,010,000
-----------------------------------------------------------------------------
Cash flows from investing activities:
 Net proceeds from sale of property                                3,020,500
 Payments for capital and tenant improvements          (168,900)    (685,600)
 Distributions received from joint venture in
  excess of income allocated                            151,100       99,100
 (Funding of) collection of loans to joint venture      (56,300)      46,200
-----------------------------------------------------------------------------
   Net cash (used for) provided by investing
    activities                                          (74,100)   2,480,200
-----------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                      (2,169,300)  (1,136,500)
 Increase (decrease) in security deposits                 9,200       (7,400)
-----------------------------------------------------------------------------
   Net cash (used for) financing activities          (2,160,100)  (1,143,900)
-----------------------------------------------------------------------------
Net increase in cash and cash equivalents               272,200    3,346,300
Cash and cash equivalents at the beginning of the
 period                                              12,560,400    9,502,400
-----------------------------------------------------------------------------
Cash and cash equivalents at the end of the period  $12,832,600  $12,848,700
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1995
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited. However, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1995 are not necessarily indicative of the operating results for the year ending December 31, 1995.

The financial statements include the Partnership's interest in four joint ventures with Affiliated partnerships. These joint ventures were formed for the purpose of acquiring 100% interests in certain real properties and are operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital is included in the financial statements.

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

Cash equivalents are considered all highly liquid investments purchased with a maturity of three months or less.

Certain reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have no effect on net income, net (loss) or Partners' capital.

Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

Subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow as its Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated first to the General Partner in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits. The balance of Net Profits, if any, is allocated to the Limited Partners. Net Losses from the sale or disposition of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale or Financing Proceeds, to the extent that the balance in the General Partner's or Limited Partners' capital accounts exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and Limited Partners (in a ratio which their respective positive capital account balances bear to the aggregate of all positive capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. In all events the General Partner will be allocated at least 1% of Net Losses from the sale or disposition of a Partnership property. In addition, provisions for value impairment are allocated 99% to the Limited Partners and 1% to the General Partner. For the quarter and six months ended June 30, 1995, the General Partner was entitled to cash distributions and, accordingly, was allocated Net Profits from operations of approximately $117,900 and $231,100, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1995 were as follows:

                                                         Paid
                                                  -------------------
                                                  Quarter  Six Months Payable
------------------------------------------------------------------------------
Property management and leasing fees              $ 97,200  $159,500  $ 74,100
Reimbursement of property insurance premiums, at
 cost                                               32,400    32,400      None
Real estate commissions (a)                           None      None    40,300
Reimbursement of expenses, at cost:
 (1) Accounting                                      4,600    11,200     4,000
 (2) Investor communication                          3,300     9,500     3,100
 (3) Legal                                          12,900    17,300      None
------------------------------------------------------------------------------
                                                  $150,400  $229,900  $121,500
------------------------------------------------------------------------------

(a) As of June 30, 1995 the Partnership owed $40,300 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these commissions will not be paid until the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and six months ended June 30, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                            Comparative Operating Results (a)
                                           For the Quarters     For the Six
                                                 Ended         Months Ended
                                           6/30/95  6/30/94  6/30/95  6/30/94
------------------------------------------------------------------------------
FOXHALL SQUARE BUILDING
Rental revenues                            $411,300 $353,100 $836,700 $775,300
------------------------------------------------------------------------------
Property net income                        $116,100 $ 51,300 $241,200 $204,000
------------------------------------------------------------------------------
Average occupancy                             85.7%    85.1%    85.4%    84.9%
------------------------------------------------------------------------------
LAKEWOOD SQUARE SHOPPING CENTER
Rental revenues                            $282,300 $279,900 $595,100 $589,700
------------------------------------------------------------------------------
Property net income                        $180,200 $116,300 $337,900 $262,100
------------------------------------------------------------------------------
Average occupancy                             88.4%    82.9%    85.9%    82.1%
------------------------------------------------------------------------------
ELLIS BUILDING
Rental revenues                            $276,100 $258,100 $564,700 $535,100
------------------------------------------------------------------------------
Property net income                        $ 76,300 $ 52,300 $154,200 $133,600
------------------------------------------------------------------------------
Average occupancy                             95.7%    93.8%    95.8%    90.7%
------------------------------------------------------------------------------
MARKET PLACE AT RIVERGATE SHOPPING CENTER
Rental revenues                            $244,000 $192,600 $484,100 $411,000
------------------------------------------------------------------------------
Property net income                        $111,800 $ 53,400 $237,400 $150,200
------------------------------------------------------------------------------
Average occupancy                             92.3%    87.4%    91.8%    85.0%
------------------------------------------------------------------------------
BANANA RIVER SQUARE SHOPPING CENTER
Rental revenues                            $180,300 $175,200 $383,300 $342,300
------------------------------------------------------------------------------
Property net income                        $ 62,800 $ 58,900 $151,400 $101,100
------------------------------------------------------------------------------
Average occupancy                             96.1%    94.0%    95.7%    94.0%
------------------------------------------------------------------------------
12621 FEATHERWOOD BUILDING
Rental revenues                            $124,300 $114,400 $254,600 $229,000
------------------------------------------------------------------------------
Property net income                        $ 38,700 $ 22,700 $ 82,800 $ 46,700
------------------------------------------------------------------------------
Average occupancy                            100.0%   100.0%   100.0%   100.0%
------------------------------------------------------------------------------
NORWEST PLAZA (B)
Rental revenues                                     $129,300          $281,800
------------------------------------------------------------------------------
Property net income                                 $ 44,700          $ 85,000
------------------------------------------------------------------------------
Average occupancy                                     100.0%            100.0%
------------------------------------------------------------------------------

(a) The above table excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, general and administrative expenses and income from participation in joint venture or are related to properties previously owned by the Partnership.
(b) Norwest Plaza was sold on June 8, 1994. The property net income excludes loss on sale of property of $1,275,800 which is included in the Statements of Income and Expenses for the quarter and six months period ended June 30, 1994.

Net (loss) income for the Partnership changed from ($768,700) to $901,800 and from ($128,300) to $1,712,200, respectively, for the quarter and six months ended June 30, 1994 when compared to the quarter and six months ended June 30, 1995. The primary reason for this change was due the to sale of Norwest Plaza, formerly known as United Bank of Arizona ("Norwest") on June 8, 1994. The sale of this property accounted for the significant decreases in rental income, property operating expenses, depreciation and amortization expense, real estate tax expense, insurance expense and repairs and maintenance. Accordingly, the comparison of operating results between periods is complicated. For further information regarding the loss on sale refer to note (b) to the above table.

Net income, exclusive of Norwest, increased $439,400 or 95% and $649,700 or 61.1% for the quarter and six month periods under comparison. The increases in net income were primarily due to: 1) improved operating results at all of the Partnership's properties totaling approximately $224,300 and $311,900, respectively, for the quarter and six month ended June 30, 1995 when compared to 1994; 2) increased interest income of approximately $170,300 or 165.7% and $277,700 or 138.0%, respectively, for the periods under comparison due to an increase in cash available for investment and an increase in rates available on the Partnership's short-term investments and 3) an increase in income from the Partnership's equity investment in the joint venture which owns Holiday North and South Office Park ("Holiday") of approximately $57,600 and $77,300, respectively, for the quarter and six month periods under comparison. Partially offsetting the increase in net income was an increase in general and administrative expenses of $14,300 or 20.1% and $51,100 or 34.1%, respectively, for both periods under comparison due to an increase in professional fees and printing and mailing costs.

For purposes of the following comparative discussion, the operating results of Norwest have been excluded.

Rental revenues increased by approximately $145,000 or 10.6% and $236,100 or 8.2%, respectively, for the quarter and six months ended June 30, 1995 when compared to the quarter and six months ended June 30, 1994. The primary factors which caused an increase in rental revenues for the quarterly periods under comparison were: 1) increased rental income at Market Place at Rivergate ("Rivergate") due to increases in base rents and in tenant expense reimbursements for real estate tax escalations resulting from an increase in occupancy; 2) increased parking lot income at Foxhall Square Building ("Foxhall"); 3) increased rental revenues at Ellis Building ("Ellis") and Lakewood Square Shopping Center ("Lakewood") due to an increase in occupancy and 4) increased base rental rates at 12621 Featherwood Building ("Featherwood"). The primary factors which caused an increase in rental revenues for the six month periods under comparison were: 1) increased rental income at Rivergate and Banana River Square ("Banana River") due to increases in base rents and tenant expense reimbursements for real estate tax escalations due to an increase in occupancy; 2) increased parking lot income and base rents at Foxhall; 3) increased rental income at Ellis and Lakewood due to an increase in occupancy and 4) increased base rental rates and tenant expense reimbursements for real estate tax escalations at Featherwood.

The increase in parking income for the quarter and six month periods under comparison is primarily the result of discharging the third party parking management agent and taking the operations in-house. Parking income was previously recorded net of the agent's fees. Currently the income and expenses are included in parking income and property operating expenses, respectively.

Real estate tax expense decreased by approximately $70,600 or 42.4% and $76,900 or 23.2%, respectively, for the quarter and six months ended June 30, 1995 when compared to the quarter and six months ended June 30, 1994. The decrease in real estate tax expense for the quarterly periods under comparison was primarily due to the receipt of refunds for 1993/1994 real estate tax for Lakewood and a decrease at Foxhall resulting from a decrease in the assessed valuation (real estate taxes were assessed for the fiscal period April 1994 to March 1995). The primary reason for the decrease in real estate tax expense for the six month periods under comparison was the receipt of refunds for 1993/1994 real estate taxes for Lakewood and Rivergate.

Repairs and maintenance expense decreased approximately $1,200 and $15,600, respectively, for the quarter and six months ended June 30, 1995 when compared to the quarter and six months ended June 30, 1994. The primary factors which caused the decrease for the six month periods under comparison were: 1) decreased HVAC repairs at Banana River; 2) decreased roof repairs at Rivergate and 3) decreased HVAC, common area costs and exterior repairs and supplies at Lakewood. Partially offsetting the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS decrease in repairs and maintenance for the six months ended June 30, 1995 were increases in janitorial costs due to increased cleanable square footage and minor repairs to maintain the HVAC system at Featherwood.

Insurance expense decreased by approximately $10,800 or 49.8% and $11,000 or 25.3%, respectively, for the quarter and six months ended June 30, 1995, when compared to the prior year periods. These decreases were primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years, which provided a good loss experience relative to Partnership's properties.

Property operating expenses increased by approximately $14,500 or 4.7% and $14,200 or 2.3%, respectively, for the comparable periods. The primary factors which caused the increases in property operating expenses for the quarter and six months under comparison were: 1) increased personnel costs related to the operations of the parking garage and increased management fees resulting from an increase in rental revenues at Foxhall; 2) increased managements fees, utilities, professional fees and personnel costs at Banana River and 3) increased management fees, offset by a decrease in professional fees at Ellis. Partially offsetting the increase was decreased professional fees associated with space planning for new and renewing tenants at Lakewood and Rivergate and decreased utilities at Featherwood.

To increase and or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the necessary actions deemed appropriate for the properties discussed above. Some of these actions include: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its six remaining properties and investment in joint venture. Notwithstanding, the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Limited Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined by the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined by the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP and are not indicative of actual distributions to Partners and should not neccessarily be considered as an alternative to the results disclosed in the Statements of Income and Expense and Cash Flow.

                                                       Comparative Cash Flow
                                                              Results
                                                        For the Six Months
                                                               Ended
                                                        6/30/95      6/30/94
-------------------------------------------------------------------------------
Amount of Cash Flow (as defined in the Partnership
 Agreement)                                           $ 2,356,500  $ 1,970,300
Items of reconciliation:
 Income from participation in joint venture               190,800      113,500
 Distribution from joint venture                         (170,000)    (244,700)
 Decrease in current assets                               117,300      233,700
 Increase (decrease) in current liabilities                11,700      (62,800)
-------------------------------------------------------------------------------
Net cash provided by operating activities             $ 2,506,300  $ 2,010,000
-------------------------------------------------------------------------------
Net cash (used for) provided by investing activities  $   (74,100) $ 2,480,200
-------------------------------------------------------------------------------
Net cash (used for) financing activities              $(2,160,000) $(1,143,900)
-------------------------------------------------------------------------------

The increase in Cash Flow (as defined by the Partnership Agreement) of approximately $386,200 for the six months ended June 30, 1995 when compared to six months ended June 30, 1994 was primarily due to the increase in net income, as previously discussed, exclusive of depreciation and amortization.

The increase in the Partnership's cash position of approximately $272,200 as of June 30, 1995 when compared to December 31, 1994 was primarily the result of net cash provided by operating activities exceeding distributions paid to Partners and expenditures for capital and tenant improvements. Liquid assets of the Partnership as of June 30, 1995 were comprised of amount held for working capital purposes.

The increase of approximately $496,300 in net cash provided by operating activities for the six months ended June 30, 1995 when compared to the six months ended June 30, 1994 was primarily due to the increase in net income, previously discussed, partially offset by the timing of the collection of tenant's rental payments.

Net cash provided by (used for) investing activities changed from $2,480,200 to ($74,100) for the six months ended June 30, 1994 when compared to the six months ended June 30, 1995, respectively, primarily due to the net proceeds received from the sale of Norwest on June 8, 1994. Partially offsetting this change in net cash provided by (used for) investing activities was the decrease in payments made for capital and tenant improvements to the Partnership's properties.

During the six months ended June 30, 1995, the Partnership spent $168,900 for capital and tenant improvements and has budgeted to spend an additional $790,000 during the remainder of 1995. Of the remaining budgeted amount, approximately $350,000, $195,000, $140,000, $55,000 and $50,000, relates to anticipated capital and tenant improvements and leasing costs expected to be incurred at Lakewood, Foxhall, Ellis, Rivergate and Banana River, respectively. In addition, $500,000 is budgeted for capital and tenant improvements for the Partnership's joint venture investment in Holiday. The General Partner believes these expenditures are necessary to maintain occupancy levels in very competitive markets and ready the remaining properties for disposition.

The increase of $1,016,100 in net cash (used for) financing activities for the six months ended June 30, 1995 when compared to the six months ended June 30, 1994 was due primarily to an increase in distributions paid to Partners in 1995.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements necessary to be made at the Partnership's properties during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. Cash Flow (as defined by the Partnership Agreement) retained to supplement working capital reserves approximated $45,700 for the six months ended June 30, 1995.

Distributions to Limited Partners for the quarter ended June 30, 1995 were declared in the amount of $12.50 per Unit. Cash distributions are made 60 days after quarter end. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of the Partnership's investments, as well as the amount of cash retained in the future to supplement working capital reserves. Accordingly, there can be no assurance of the availability of cash for distribution to Partners.

                          PART II.  OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K:

           (a) Exhibits:  Financial Data Schedule

           (b) Reports on Form 8-K:

               There were no reports filed on Form 8-K during the quarter ended June 30, 1995.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                              FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2

                              BY: FIRST CAPITAL FINANCIAL CORPORATION
                                  GENERAL PARTNER




Date:  August 14, 1995        By: /s/          DOUGLAS CROCKER II
       ---------------            ---------------------------------------------
                                               DOUGLAS CROCKER II
                                      President and Chief Executive Officer




Date:  August 14, 1995        By: /s/           NORMAN M. FIELD
       ---------------            ---------------------------------------------
                                                NORMAN M. FIELD
                                      Vice President - Finance and Treasurer