Form 10-Q
period 1995-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 1995-11-14
CIK 727087

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                   September 30, 1995
                         -------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                     to
                                   -------------------    ----------------------
    Commission File Number:                       0-12945
                           -----------------------------------------------------

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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                   September 30,
                                                       1995      December 31,
                                                    (Unaudited)      1994
-----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                               $10,237,400  $10,237,400
 Buildings and improvements                          35,888,900   35,605,600
-----------------------------------------------------------------------------
                                                     46,126,300   45,843,000
Accumulated depreciation and amortization           (12,226,400) (11,222,700)
-----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                      33,899,900   34,620,300
Cash and cash equivalents                            12,676,400   12,560,400
Marketable securities, at cost which approximates
 market                                                  25,000       25,000
Investment in joint venture                           5,032,300    5,234,600
Rents receivable                                         88,100      100,400
Other assets (including amounts due from joint
 venture of $810,900 and $725,500, respectively)        826,000      901,400
-----------------------------------------------------------------------------
                                                    $52,547,700  $53,442,100
-----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses              $   446,900  $   389,200
 Due to Affiliates                                      125,800       92,800
 Security deposits                                      124,600      116,400
 Distributions payable                                1,226,100    1,037,500
 Other liabilities                                       67,300       77,900
-----------------------------------------------------------------------------
                                                      1,990,700    1,713,800
-----------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                       (121,300)    (121,300)
 Limited Partners (84,886 Units authorized, issued
  and outstanding)                                   50,678,300   51,849,600
-----------------------------------------------------------------------------
                                                     50,557,000   51,728,300
-----------------------------------------------------------------------------
                                                    $52,547,700  $53,442,100
-----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1995
and the year ended December 31, 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1994                           $ (93,500) $56,187,300  $56,093,800
Net income (loss) for the year ended
 December 31, 1994                           307,000   (1,324,200)  (1,017,200)
Distributions for the year ended December
 31, 1994                                   (334,800)  (3,013,500)  (3,348,300)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1994                          (121,300)  51,849,600   51,728,300
Net income for the nine months ended
 September 30, 1995                          353,700    2,011,900    2,365,600
Distributions for the nine months ended
 September 30, 1995                         (353,700)  (3,183,200)  (3,536,900)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 September 30, 1995                        $(121,300) $50,678,300  $50,557,000
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1995       1994
------------------------------------------------------------------------
Income:
 Rental                                            $1,502,600 $1,447,900
 Interest                                             199,200    166,800
 Income from participation in joint venture            61,200    159,400
------------------------------------------------------------------------
                                                    1,763,000  1,774,100
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        338,600    350,600
 Property operating:
 Affiliates                                            79,700     62,700
 Nonaffiliates                                        259,600    252,400
 Real estate taxes                                    143,300    125,000
 Insurance--Affiliate                                  16,200     21,300
 Repairs and maintenance                              191,300    147,700
 General and administrative:
 Affiliates                                            32,800     19,900
 Nonaffiliates                                         48,100     59,900
------------------------------------------------------------------------
                                                    1,109,600  1,039,500
------------------------------------------------------------------------
Net income                                         $  653,400 $  734,600
------------------------------------------------------------------------
Net income allocated to General Partners           $  122,600 $   89,600
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  530,800 $  645,000
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (84,886 Units issued and outstanding)             $     6.25 $     7.60
------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1995       1994
------------------------------------------------------------------------
Income:
 Rental                                            $4,621,100 $4,612,100
 Interest                                             678,000    368,000
 Income from participation in joint venture           252,000    272,900
------------------------------------------------------------------------
                                                    5,551,100  5,253,000
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                      1,003,700  1,042,200
 Property operating:
 Affiliates                                           282,200    268,400
 Nonaffiliates                                        681,100    726,800
 Real estate taxes                                    397,700    491,600
 Insurance--Affiliate                                  48,600     68,800
 Repairs and maintenance                              524,100    543,300
 General and administrative:
 Affiliates                                            55,100     48,700
 Nonaffiliates                                        193,000    181,100
 Loss on sale of property                                      1,275,800
------------------------------------------------------------------------
                                                    3,185,500  4,646,700
------------------------------------------------------------------------
Net income                                         $2,365,600 $  606,300
------------------------------------------------------------------------
Net income allocated to General Partners           $  353,700 $  218,300
------------------------------------------------------------------------
Net income allocated to Limited Partners           $2,011,900 $  388,000
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (84,886 Units issued and outstanding)             $    23.70 $     4.57
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended
September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1995         1994
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                          $ 2,365,600  $   606,300
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                         1,003,700    1,042,200
 Loss on sale of property                                           1,275,800
 Changes in assets and liabilities:
  Decrease in rents receivable                            12,300      126,900
  Decrease in other assets                               160,800      104,900
  Increase in accounts payable and accrued expenses       57,700       41,500
  Increase (decrease) in due to Affiliates                33,000      (22,900)
  (Decrease) in other liabilities                        (10,600)     (55,200)
------------------------------------------------------------------------------
   Net cash provided by operating activities           3,622,500    3,119,500
------------------------------------------------------------------------------
Cash flows from investing activities:
 Net proceeds from sale of property                                 3,006,400
 Payments for capital and tenant improvements           (283,300)    (962,200)
 Distributions received from joint venture in excess
  of income allocated                                    202,300       24,600
 (Funding of) collection of loans to joint venture,
  net                                                    (85,400)      59,600
------------------------------------------------------------------------------
   Net cash (used for) provided by investing
    activities                                          (166,400)   2,128,400
------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                       (3,348,300)  (1,914,700)
 Increase (decrease) in security deposits                  8,200       (8,000)
------------------------------------------------------------------------------
   Net cash (used for) financing activities           (3,340,100)  (1,922,700)
------------------------------------------------------------------------------
Net increase in cash and cash equivalents                116,000    3,325,200
Cash and cash equivalents at the beginning of the
 period                                               12,560,400    9,502,400
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period   $12,676,400  $12,827,600
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1995
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS
Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in
Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is included in the Registration Statement and incorporated herein by reference.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1995 are not necessarily indicative of the operating results for the year ending December 31, 1995.

Certain reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have no effect on net income or Partners' capital.

The financial statements include the Partnership's 50% interest in four joint ventures with Affiliated partnerships. These joint ventures were formed for the purpose of each acquiring a 100% interest in certain real property and are operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital is included in the financial statements.

Cash equivalents are considered all highly liquid investments purchased with a maturity of three months or less.

Investment in joint venture represents the Partnership's interest accounted for under the equity method of accounting, in a joint venture with an Affiliated partnership. The joint venture was formed for the purpose of acquiring a preferred majority interest in a joint venture with the seller of the Holiday Office Park North and South in Lansing, Michigan. Under the equity method of accounting, the Partnership recorded its initial interest in the joint venture at cost and adjusts its investment account for its pro rata share of the venture's income or loss and its distributions of cash flow (as defined by the joint venture limited partnership agreement).

Reference is made to the Partnership's annual report for the year ended December 31, 1994 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined by the Partnership Agreement) as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Unit Holders. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Unit Holders with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Unit Holders. Net Losses (exclusive of Net Losses from the sale or disposition of Partnership properties) are allocated 1% to the General Partner and 99% to the Unit Holders. Net Losses from the sale or disposition of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Unit Holders exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Unit Holders pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Unit Holders and among them (in the ratio which their respective positive capital account balances bear to the aggregate of all positive capital acount balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Unit Holders and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the quarter and nine months ended September 30, 1995, the General Partner was entitled to a Partnership Management Fee and, accordingly, Net Profits of approximately $122,600 and $353,700, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1995 were as follows:

                                                          Paid
                                                  --------------------
                                                  Quarter  Nine Months Payable
-------------------------------------------------------------------------------
Property management and leasing fees              $ 80,100  $239,600   $ 55,700
Reimbursement of property insurance premiums, at
 cost                                               16,200    48,600       None
Real estate commissions (a)                           None      None     40,300
Reimbursement of expenses, at cost:
 (1)Accounting                                       5,800    17,000      9,900
 (2)Investor communication                           4,300    13,800     19,900
 (3)Legal                                           22,300    39,600       None
-------------------------------------------------------------------------------
                                                  $128,700  $358,600   $125,800
-------------------------------------------------------------------------------

(a) As of September 30, 1995, the Partnership owed approximately $40,300 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, no Affiliate of the General Partner may receive payment of a real estate commission upon the sale of a Partnership property until Unit Holders have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined by the Partnership Agreement) which has been distributed to the Unit Holders) of 6% simple interest per annum on their Capital Investment from the initial investment date.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a discussion of the Partnership's business.

As the Partnership progresses through the disposition phase of its life cycle, management's discussion and analysis of financial condition and results of operations is complicated to compare between periods. Results of net income and cash flows as defined by generally accepted accounting principles ("GAAP") as well as Cash Flow (as defined by the Partnership Agreement) are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives the results generated from such real property interests. Accordingly, rental income, depreciation and amortization expense, property operating expenses, repairs and maintenance expenses, real estate taxes and insurance are expected to decline as well, but will continue to comprise the significant components of net income and cash flows (as defined by GAAP) as well as Cash Flow (as defined by the Partnership Agreement) until the final property is sold. Also, during the disposition phase, cash and cash equivalents increase as Sale and Refinancing Proceeds are received and decrease as the Partnership utilizes these proceeds for the purposes of distributions to Limited Partners, making capital improvements and incurring leasing costs at the Partnership's remaining properties or other working capital requirements. Prior to being utilized for such purposes, these proceeds are invested in short-term money market instruments. Sale and Refinancing Proceeds are excluded from the determination of Cash Flow (as defined by the Partnership Agreement).

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and nine months ended September 30, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                        Comparative Operating Results (a)
                     For the Quarters   For the Nine Months
                           Ended               Ended
                     9/30/95  9/30/94   9/30/95    9/30/94
------------------------------------------------------------
FOXHALL SQUARE BUILDING
Rental revenues      $386,500 $394,600 $1,223,200 $1,169,900
------------------------------------------------------------
Property net income  $ 96,900 $148,100 $  338,100 $  352,100
------------------------------------------------------------
Average occupancy       86.4%    85.8%      85.8%      85.2%
------------------------------------------------------------
LAKEWOOD SQUARE SHOPPING CENTER
Rental revenues      $280,800 $279,400 $  875,900 $  869,000
------------------------------------------------------------
Property net income  $ 97,700 $116,300 $  435,600 $  378,400
------------------------------------------------------------
Average occupancy       89.5%    83.9%      87.1%      83.2%
------------------------------------------------------------
ELLIS BUILDING
Rental revenues      $281,800 $291,800 $  846,400 $  827,000
------------------------------------------------------------
Property net income  $ 68,500 $ 90,400 $  222,700 $  224,000
------------------------------------------------------------
Average occupancy       90.8%    97.9%      94.1%      93.1%
------------------------------------------------------------
MARKET PLACE AT RIVERGATE SHOPPING CENTER
Rental revenues      $236,000 $215,900 $  720,100 $  626,900
------------------------------------------------------------
Property net income  $103,300 $ 87,600 $  340,700 $  237,800
------------------------------------------------------------
Average occupancy       93.4%    89.3%      92.3%      86.4%
------------------------------------------------------------

BANANA RIVER SQUARE SHOPPING CENTER
Rental revenues      $190,300 $172,700 $  573,600 $  515,000
------------------------------------------------------------
Property net income  $ 77,100 $ 53,000 $  228,500 $  154,100
------------------------------------------------------------
Average occupancy       96.1%    93.7%      95.8%      93.9%
------------------------------------------------------------
12621 FEATHERWOOD BUILDING
Rental revenues      $127,300 $102,900 $  381,900 $  331,900
------------------------------------------------------------
Property net income  $ 30,700 $ 10,100 $  113,500 $   56,800
------------------------------------------------------------
Average occupancy      100.0%   100.0%     100.0%     100.0%
------------------------------------------------------------
NORWEST PLAZA (B)
Rental revenues                                   $  272,400
------------------------------------------------------------
Property net income                               $   68,800
------------------------------------------------------------
Average occupancy                                        (b)
------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, general and administrative expenses and income from participation in joint venture or are related to properties previously owned by the Partnership.
(b) Norwest Plaza ("Norwest"), formerly known as the United Bank of Arizona, was sold on June 8, 1994. The property net income excludes the loss on the sale of the property of approximately $1,275,800 which is included in the Statements of Income and Expenses for the nine months ended September 30, 1994.

Net income, exclusive of the effects of the sale of Norwest, decreased $97,400 or 13.3% for the quarter ended September 30, 1995 when compared to the quarter ended September 30, 1994. The primary reasons for the decrease in net income were: 1) decreased income from the Partnership's equity investment in the joint venture which owns Holiday Office Park North and South ("Holiday") of approximately $98,200 and 2) decreased property operating results at Foxhall Square Building ("Foxhall"), Ellis Building ("Ellis") and Lakewood Square Shopping Center ("Lakewood") totaling $91,700. Partially offsetting the decrease in net income for the quarterly periods under comparison was improved property operating results at Banana River Square Shopping Center ("Banana River"), Marketplace at Rivergate Shopping Center ("Rivergate") and 12621 Featherwood Building ("Featherwood") totaling $60,400 and increased interest income of $32,400 resulting from an increase in rates available on the Partnership's short-term investments.

Net income, exclusive of the effects of the sale of Norwest, for the Partnership increased $552,300 or 30.1% for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994. The increase in net income was primarily due to the following: 1) increased interest income of $310,000, for the reason previously discussed and 2) improved property operating results at Rivergate, Banana River, Featherwood and Lakewood totaling approximately $291,200. Partially offsetting the increase in net income for the nine-month comparable periods was: 1) decreased income from the Partnership's equity investment in the joint venture which owns Holiday of $20,900; 2) decreased property operating results at Foxhall and Ellis totaling $15,300 and
3) increased general and administrative costs due to an increase in salaries, printing and mailing costs, offset by a decrease in data processing costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For purposes of the following discussion, the comparative operating results of Norwest have been excluded.

Rental revenues increased $45,400 or 3.1% for the quarter ended September 30, 1995 when compared to the quarter ended September 30, 1994. The primary factors which contributed to the increase in rental revenues for the quarterly periods under comparison were: 1) increased base rental income at Rivergate due to an increase in the average occupancy rate; 2) increased rental income at Banana River due to increases in base rents and tenant expense reimbursements for common area costs resulting from an increase in the average occupancy rate; 3) increased base rental rates and tenant expense reimbursements for real estate tax escalations and common area costs at Featherwood and 4) an increase in parking income at Foxhall, as discussed below. Partially offsetting the increase in rental revenues for the quarterly comparable periods was decreased rental revenues at Ellis due to a decrease in average occupancy and tenant expense reimbursements for real estate tax escalations.

Rental revenues increased $281,400 or 6.5% for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994. The primary factors which contributed to the increase in rental revenues for the nine-month periods under comparison were: 1) increased rental income at Featherwood and Banana River due to increases in base rents and tenant expense reimbursements for real estate tax escalations and common area costs; 2) increased base rental income and increased tenant expense reimbursements for real estate tax escalations due to an increase in occupancy at Rivergate; 3) increased base rental income at Ellis and Lakewood due to an increase in the average occupancy rates and 4) increased parking income at Foxhall, as discussed below. Partially offsetting the increase in rental revenues for the nine-month comparable periods was decreased tenant expense reimbursement for real estate tax escalations at: 1) Ellis due to credits issued to tenants in 1995 for 1994 real estate tax escalations and 2) Lakewood due to a decrease in real estate taxes.

The increase in parking income at Foxhall for the nine-month periods under comparison was primarily the result of discharging the third-party management agent and bringing the operations in-house. Parking income was previously recorded net of the agent's fees. Currently, the operations are reflected on a gross basis in income and property operating expenses, respectively.

Real estate tax expense increased by $18,300 for the quarter ended September 30, 1995 when compared to the quarter ended September 30, 1994 primarily due to an increase in real estate tax expense at Foxhall. Although the assessed value at Foxhall has decreased and the actual taxes paid in 1995 were lower than in 1994, real estate tax expense was higher in 1995 due to the fact that 1994 included a partial refund of real estate taxes for the 1992/1993 tax year. Real estate tax expense decreased by approximately $58,600 for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994. The decrease in real estate tax expense for the nine-month periods under comparison was primarily due to the receipt of partial refunds in 1995 of 1993/1994 real estate taxes for Lakewood and Rivergate. Partially offsetting the decrease in real estate tax expense for the nine-month comparable periods was an increase at Foxhall, as previously discussed.

Repairs and maintenance expense increased $44,200 and $28,100 respectively, for the quarter and nine months ended September 30, 1995 when compared to the quarter and nine months ended September 30, 1994. The primary factors which caused the increase for the quarterly and nine-month periods under comparison were: 1) an increase in roof repairs and supplies at Banana River; 2) increased cleaning supplies and uniforms at Ellis; 3) increased repairs and maintenance associated with patching and resurfacing and striping of the parking lots at Lakewood and Rivergate; 4) increased repairs and maintenance expense at Featherwood resulting from increased janitorial costs due to an increase in square footage to be cleaned and increased minor repairs required to maintain the HVAC system and 5) increased parking garage expenses at Foxhall, as previously discussed. Partially offsetting the increase in repairs and maintenance for the quarterly comparable periods was decreased expenses related to the maintenance of the HVAC system at Banana River.

Property operating expenses increased by $28,600 and $42,300, respectively, for the quarter and nine months ended September 30, 1995 when compared to the quarter and nine months ended September 30, 1994. The primary factors which caused the increases in property operating expenses for the quarterly periods under comparison were: 1) increased security costs at Featherwood and Lakewood and 2) increased professional fees and personnel costs related to the operations of the parking garage, partially offset by a decrease in property management and leasing fees at Foxhall; 3) increased utilities, professional fees and management fees at Rivergate and 4) an increase in salaries, utilities and management fees at Ellis. Partially offsetting the increase in property operating expenses for the quarterly comparable periods was decreased professional fees and advertising and promotional expenditures at Banana River. The primary factors which caused the increases in property operating expenses for the nine-month periods under comparison were: 1) increased professional fees and personnel costs at Foxhall, as discussed above, partially offset by a decrease in property management and leasing fees and 2) increased utilities and management fees at Ellis. Partially offsetting the nine-month increase in property operating expenses was: 1) decreased professional fees, offset by an increase in management fees at Rivergate and 2) decreased utilities at Featherwood.

Insurance expense decreased $5,600 and $16,600, respectively, for the quarter and nine months ended September 30, 1995, when compared to the prior year periods. These decreases were primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years, which provided a good loss experience relative to Partnership's properties.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined by the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows (as defined by GAAP). The following table includes a reconciliation of Cash Flow (as defined by the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not neccessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                     Comparative Cash Flow
                                                     Results for the Nine
                                                         Months Ended
                                                      9/30/95      9/30/94
-----------------------------------------------------------------------------
Amount of Cash Flow (as defined in the Partnership
 Agreement)                                         $ 3,463,300  $ 3,091,500
Items of reconciliation:
 Income from participation in joint venture             252,000      272,900
 Distributions from joint venture                      (346,000)    (440,100)
 Decrease in current assets                             173,100      231,800
 Increase (decrease) in current liabilities              80,100      (36,600)
-----------------------------------------------------------------------------
Net cash provided by operating activities           $ 3,622,500  $ 3,119,500
-----------------------------------------------------------------------------
Net cash (used for) provided by investing
 activities                                         $  (166,400) $ 2,128,400
-----------------------------------------------------------------------------
Net cash (used for) financing activities            $(3,340,100) $(1,922,700)
-----------------------------------------------------------------------------

The increase in Cash Flow (as defined by the Partnership Agreement) of $371,800 for the nine months ended September 30, 1995 when compared to nine months ended September 30, 1994 was primarily due to the increase in net income, as previously discussed, exclusive of the loss on sale of Norwest and depreciation and amortization.

The increase in the Partnership's cash position of $116,000 as of September 30, 1995 when compared to December 31, 1994 was primarily the result of net cash provided by operating activities exceeding distributions paid to Partners and expenditures for capital and tenant improvements and leasing costs. Liquid assets of the Partnership as of September 30, 1995 were comprised of amounts held for working capital purposes.

The increase of $503,000 in net cash provided by operating activities for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994 was primarily due to the increase in Cash Flow (as defined by the Partnership Agreement), partially offset by the timing of the collection of tenant's rental payments.

Net cash provided by (used for) investing activities changed from $2,128,400 to $(166,400) for the nine months ended September 30, 1994 when compared to the nine months ended September 30, 1995, primarily due to the net proceeds received from the sale of Norwest on September 8, 1994. Partially offsetting this change was the decrease in payments made for capital and tenant improvements and leasing costs at the Partnership's properties. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the nine months ended September 30, 1995, the Partnership spent approximately $283,300 for capital and tenant improvements and leasing costs and has budgeted to spend an additional $643,000 during the remainder of 1995. Of the remaining budgeted amount, approximately $390,000, $150,000, $44,000, and $32,000, relates to anticipated capital and tenant improvements and leasing costs expected to be incurred at Ellis, Foxhall, Rivergate and Lakewood, respectively. In addition, approximately $490,000 is budgeted to be advanced to the Partnership's joint venture investment in Holiday for capital and tenant improvements and leasing costs. The General Partner believes these expenditures are necessary to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

The increase of $1,417,400 in net cash used for financing activities for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994 was due primarily to an increase in distributions paid to Partners in 1995.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. For the nine months ended September 30, 1995, Cash Flow (as defined by the Partnership Agreement) withdrawn from reserves for future cash requirements approximated $73,600.

Distributions to Limited Partners for the quarter ended September 30, 1995 were declared in the amount of $13.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits: Financial Data Schedule

        (b) Reports on Form 8-K:

            There were no reports filed on Form 8-K during the quarter ended September 30, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2

                             BY: FIRST CAPITAL FINANCIAL CORPORATION
                                 GENERAL PARTNER


Date: November 14, 1995      By: /s/ DOUGLAS CROCKER II
      -----------------          -----------------------------------------
                                     DOUGLAS CROCKER II
                                   President and Chief Executive Officer

Date: November 14, 1995      By: /s/ NORMAN M. FIELD
      -----------------          -----------------------------------------
                                     NORMAN M. FIELD
                                   Vice President - Finance and Treasurer