Form 10-K
period 1995-12-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 1996-04-01
CIK 727087

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended               December 31, 1995
                                  ----------------------------------------------

                                      OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                   to
                                       -----------------------------------------

         Commission file number                      0-12945
                               -------------------------------------------------

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                                         59-2313852
- -------------------------------                                ------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer Identification No.)
incorporation or organization)

Two North Riverside Plaza, Suite 950, Chicago, Illinois                     60606-2607
- -------------------------------------------------------        ------------------------------------
       (Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code                        (312) 207-0020
                                                               ------------------------------------

Securities registered pursuant to Section 12(b) of the Act:                    NONE
                                                               ------------------------------------

Securities registered pursuant to Section 12(g) of the Act:         Limited Partnership Units
                                                               ------------------------------------

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

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated October 19, 1983, included in the Registrant's Registration Statement on Form S-11 (Registration No. 2-86361), is incorporated herein by reference in Part IV of this report.

EXHIBIT INDEX - PAGE A-1
- ------------------------

                                    PART I

ITEM 1.  BUSINESS
- -------  --------

The registrant, First Capital Institutional Real Estate, Ltd.- 2 (the "Partnership"), is a limited partnership organized in 1983 under the Florida Uniform Limited Partnership Law. The Partnership sold $84,886,000 in Limited Partnership Units (the "Units") to the public from November 1983 to October 1984, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration Statement No. 2-86361). Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The business of the Partnership is to invest primarily in existing, improved, income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of income-producing real estate. From May 1984 to May 1986, the Partnership made seven real property investments and purchased 50% interests in four joint ventures which were each formed with an Affiliated partnership for the purpose of acquiring a 100% interest in certain real property. In addition, in January 1987 the Partnership formed a joint venture with an Affiliated partnership (the "Joint Venture"), in which they are each 50% partners. The Joint Venture was formed for the purpose of entering into a limited partnership agreement with an unaffiliated third party to which the Joint Venture contributed 75% of the total purchase price of a property in order to obtain a preferred majority interest in the limited partnership. All the Partnership's joint ventures are operated under the common control of First Capital Financial Corporation (the "General Partner"). As of December 31, 1995, the Partnership has sold five real property investments.

Property management services for one of the Partnership's real estate investments is provided by an independent real estate management company for fees calculated as a percentage of gross rents received from the property. In addition, Affiliates of the General Partner provide property management and supervisory services for fees calculated as a percentage of gross rents received from the remaining six Partnership properties.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. Properties owned by the Partnership frequently compete for tenants with similar properties owned by others.

As of March 1, 1996, there were 15 employees at the Partnership's properties for on-site property maintenance and administration.

ITEM 2.  PROPERTIES (a)(b)
- -------  -----------------

As of December 31, 1995, the Partnership owned, directly or through a joint venture, the following seven property interests, all of which were owned in fee simple.

                                                                       Net Leasable             Number of
      Property Name                      Location                      Sq. Footage             Tenants (c)
- -------------------------          --------------------                ------------            -----------
Shopping Centers:
- -----------------
Lakewood Square (d)                Lakewood, California                  150,711                 30 (1)

Market Place at Rivergate          Nashville, Tennessee                  104,411                 16 (2)

Banana River Square                Cocoa Beach, Florida                   83,233                 21 (2)

- -------  -----------------------------

                                                                       Net Leasable              Number of
             Property Name                     Location                 Sq. Footage             Tenants (c)
- ---------------------------------------    -----------------           ------------            -----------
Office Buildings:
- -----------------
Foxhall Square Building (d)                Washington, D.C.              141,902                 63

Ellis Building (d)                         Sarasota, Florida             130,189                 30 (2)

12621 Featherwood Building (d)             Houston, Texas                 88,811                  1 (1)

Holiday Office Park North and South (e)    Lansing, Michigan             398,228                 77 (1)

     (a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     (b) For Federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land) and all improvements thereafter, over useful lives ranging from 18 years utilizing Accelerated Cost Recovery System to 40 years utilizing the straight-line method. The Partnership's portion of real estate taxes for Holiday Office Park North and South ("Holiday"), Foxhall Square Building ("Foxhall"), Banana River Square ("Banana River"), Ellis Building ("Ellis"), Lakewood Square ("Lakewood"), Market Place at Rivergate ("Rivergate"), the Partnership's most significant properties, was $204,300, $184,600, $83,300, $79,300, $69,000 and $43,400, respectively. In the opinion of the General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

     (c) Represents the total number of tenants, as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

     (d) The Partnership owns a 50% joint venture interest in this property.

     (e) The Partnership owns a 50% interest in a joint venture which owns a 75% preferred majority interest in this property.

- -------  ----------------------

The following table presents each of the Partnership's most significant properties' occupancy rates as of December 31 for each of the last five years:

Property Name           1995       1994       1993       1992       1991
- -------------           ----       ----       ----       ----       ----
Lakewood                 96%        84%        86%        94%        94%

Rivergate               100%        88%        82%        62%        62%

Banana River             97%        93%        95%        93%        95%

Holiday                  82%        73%        84%        76%        85%

Foxhall                  83%        88%        85%        82%        81%

Ellis                    93%        95%        86%        96%        98%

The amounts in the following table represent each of the Partnership's most significant properties' average annual rentals per square foot for each of the last five years ended December 31 which were computed by dividing each property's base rental revenues by its average occupied square footage:


Property Name            1995       1994       1993       1992       1991
- -------------           ------     ------     ------     ------     ------
Lakewood                $13.67     $14.56     $14.17     $15.15     $15.22

Rivergate               $ 7.96     $ 7.39     $ 6.86     $ 6.25     $ 6.19

Banana River            $ 7.64     $ 7.26     $ 6.80     $ 7.51     $ 7.53

Holiday                 $ 8.86     $ 9.32     $ 8.57     $ 8.36     $ 8.15

Foxhall                 $22.99     $22.64     $21.94     $21.94     $26.01

Ellis                   $13.79     $13.32     $13.08     $12.57     $13.07

The following table summarizes the principal provisions of the leases for the tenants which occupy ten percent or more of the rentable square footage at each of the Partnership's most significant properties. No individual tenant at Foxhall, one of the significant properties, occupies ten percent or more of the rentable square footage.

                               Partnership's Share
                                 of the Range of                          Percentage
                           per Annum Base Rents (a) for                     of Net       Renewal
                           ----------------------------                    Leasable      Options
                                           Final Twelve    Expiration       Square      (Renewal
                                             Months of       Date of        Footage      Options/
Lakewood                      1996            Lease          Lease         Occupied       Years)
- --------                   -----------     -----------     ----------     ----------     ---------

Cost Plus
  (specialty store)        $   123,500     $   123,500      10/28/07         13%           2/10

Rivergate
- ---------

Marshalls
  (department store)       $   188,500     $   188,500       1/31/00         25%            2/5
Office Max
  (office supply store)    $   141,000     $   141,000      01/31/04         23%            3/5

Banana River
- ------------

Eckerd Drugs
  (drugstore)              $    64,800     $    64,800      03/12/03         13%            4/5
Publix
  (grocery store)          $   203,200     $   203,200      06/30/03         46%            4/5

Holiday
- -------

Michigan Public Service
Commission
  (state government
  administration)          $   373,700     $   373,700       8/31/00         18%           None

Ellis
- -----

NationsBank
  (banking)                $   401,800     $   403,700      03/09/01         42%            4/5
University Club
  (restaurant / banquet
    facility)              $    50,300     $    50,300      04/28/01         10%           None

   (a) The Partnership's share of per annum base rents for each of the tenants listed above for the years between 1996 and the final twelve months of each of the above leases is no lesser or greater than the amounts listed in the above table.

- ------- -----------------------

The amounts in the following table represent the Partnership's portion of leases in the year of expiration (assuming no lease renewals) for the Partnership's most significant properties through the year ended December 31, 2005:

                             Number                      Base Rents
                               of                        in Year of        % of Total
                  Year      Tenants     Square Feet    Expiration (a)    Base Rents (b)
                --------    -------     -----------    --------------    --------------
                   1996        62         178,779       $     879,400         14.28%
                   1997        31          56,405       $     284,800          5.15%
                   1998        47         130,061       $     569,600         11.64%
                   1999        31          83,230       $     425,200         10.37%
                   2000        25         179,606       $     653,700         20.28%
                   2001        10         113,928       $     146,100          7.41%
                   2002         5          29,555       $     166,300          9.37%
                   2003        13          72,153       $     271,600         20.14%
                   2004         3          36,933       $      95,600         10.72%
                   2005         7          38,364       $     250,000         39.06%

   (a) Represents the Partnership's portion of base rents to be collected each year on expiring leases.

   (b) Represents the Partnership's portion of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases existing as of December 31, 1995.

ITEM 3. LEGAL PROCEEDINGS
- ------- -----------------
(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1995. Ordinary routine litigation incidental to the business which is not deemed material was maintained during the quarter ended December 31, 1995.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------- ---------------------------------------------------

(a,b,c & d)  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER
- ------- --------------------------------------------------------------
        MATTERS
        -------

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1996, there were 14,307 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA
- ------- -----------------------

                                                    For the Years Ended December 31,
                          -----------------------------------------------------------------------------
                              1995            1994             1993             1992           1991
                          ------------    ------------     ------------     -----------    ------------
Total revenues            $  6,984,900    $  6,636,400     $  7,725,700    $  6,768,700    $  7,051,900

Net income (loss)         $  1,797,300    $ (1,017,200)    $  3,222,100    $   (439,300)   $ (3,154,300)

Net income
  (loss) allocated to
  Limited Partners        $  1,326,300    $ (1,324,200)    $  3,025,800    $   (738,200)   $ (3,425,400)

Net income (loss)
  allocated to Limited
  Partners per Unit
  (84,886 Units issued
  and outstanding)        $      15.62    $     (15.60)    $      35.65    $      (8.70)   $     (40.35)

Total assets              $ 50,803,100    $ 53,442,100     $ 57,394,300    $ 56,366,300    $ 60,060,600

Distributions to Limited
  Partners per Unit
  (84,886 Units issued
  and outstanding)        $      51.00    $      35.50     $      21.20    $      35.00    $      35.00

Return of capital
  to Limited Partners
  per Unit (84,886 Units
  issued and
  outstanding (a)         $      35.38    $      35.50             None    $      35.00    $      35.00

Other data:
- -----------
Investment in
  commercial rental
  properties (net of
  accumulated
  depreciation and
  amortization)           $ 32,902,700    $ 34,630,300     $ 40,639,300    $ 42,321,900    $ 47,077,800

Number of real
  property interests
  owned at December 31               7               7                8               9              10

- ------- -----------------------------------

    (a) For the purposes of this table, return of capital represents either: 1) the amount by which distributions, if any, exceed net income for the respective year or 2) total distributions, if any, when the Partnership incurs a net loss for the respective year. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                                   For the Years Ended December 31,
                                  --------------------------------------------------------------------
                                      1995          1994         1993         1992           1991
                                  ------------  -----------  -----------  -------------  -------------
Cash Flow (as defined
 in the Partnership
 Agreement) (a)                   $  4,742,800  $ 4,118,700  $ 5,360,100  $   4,266,900  $   4,836,700

Items of reconciliation:

 (Distributions) from
  joint venture                       (490,900)    (493,100)    (471,800)      (269,400)      (783,700)

 Changes in current
  assets and liabilities:

  Decrease (increase)
   in current assets                    74,100      138,700      (43,700)        76,800         48,900

  Increase (decrease)
   in current liabilities              118,200     (118,500)     117,200         51,500         34,100
                                  ------------  -----------  -----------  -------------  -------------

Net cash provided by
 operating activities             $  4,444,200  $ 3,645,800  $ 4,961,800  $   4,125,800  $   4,136,000
                                  ============  ===========  ===========  =============  =============
Net cash (used for)
 provided by investing
 activities                       $   (182,100) $ 2,228,700  $   168,600  $     401,300  $   1,349,200
                                  ============  ===========  ===========  =============  =============
Net cash (used for)
 financing activities             $ (4,554,400) $(2,816,500) $(2,311,300) $  (3,313,800) $  (3,813,100)
                                  ============  ===========  ===========  =============  =============

    (a) Cash Flow is defined in the Partnership Agreement as Partnership revenues earned from operations (excluding tenant deposits and proceeds from the sale or disposition of any Partnership properties), minus all expenses incurred (including Operating Expenses and any reserves of revenues from operations deemed reasonably necessary by the General Partner), except depreciation and amortization expenses and capital expenditures, lease acquisition expenditures and the General Partner's Partnership Management Fee.

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-7 in this report and the supplemental schedule on pages A-8 and A-9.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The ordinary business of the Partnership is expected to pass through three phases: (i) Offering of Units and investment in properties, (ii) operation of properties and (iii) sale or other disposition of properties.

The Partnership commenced the Offering of Units on November 10, 1983 and began operations on December 5, 1983, after achieving the required minimum subscription level. On October 15, 1984, the Offering was terminated upon the sale of 84,886 Units. From May 1984 to January 1987, the Partnership made seven real property investments and purchased 50% interests in four joint ventures which were each formed with an Affiliated partnership for the purpose of acquiring a 100% interest in certain real property. In addition, in January 1987 the Partnership formed a joint venture with an Affiliated partnership (the "Joint Venture"), in which they are each 50% partners. The Joint Venture was formed for the purpose of entering into a limited partnership agreement with an unaffiliated third party to which the Joint Venture contributed 75% of the total purchase price of a property in order to obtain a preferred majority interest in the limited partnership. All the Partnership's joint ventures are operated under the common control of First Capital Financial Corporation (the "General Partner").

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1991 the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle with the disposal of one real property investment. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. In addition, as of December 31, 1995, the Partnership has sold five real property investments.

The Partnership's three office properties accounted for 53% of the Partnership's total rental revenues for the year ended December 31, 1995. Several factors have had an effect on operating performance and market values of certain office properties. While occupancy rates have generally continued to gradually improve, the age of the Partnership's office buildings and increased competition from newer buildings with higher vacancy has caused rental rates to either decline or remain relatively flat in most instances. 12621 Featherwood Building ("Featherwood") is occupied by one tenant, whose lease expires in December 1996. It is unknown whether this tenant will vacate the property upon expiration of its lease. Costs to the Partnership of retenanting the property could be substantial.

The General Partner has historically reviewed significant factors regarding the properties such as those mentioned above to determine that the properties are carried at lower of cost or market, and where appropriate has made value impairment adjustments. These factors include, but are not limited to 1) recent and/or budgeted operating performance; 2) research of market conditions; 3) economic trends affecting major tenants; 4) economic factors related to the region where the properties are located and 5) when available, recent property appraisals. As a result of the current year review, the Partnership has recorded provisions for value impairment totaling $1,000,000 related to the Partnership's office properties for the year ended December 31, 1995. For further information related to these provisions, see Note 9 of Notes to Financial Statements. The General Partner will continue to evaluate real estate market conditions affecting each of the Partnership's properties, in its efforts to maximize the realization of proceeds on their eventual disposition. The recording of the provisions for value impairment does not impact cash flows as defined by generally accepted accounting principles or Cash Flow (as defined in the Partnership Agreement).

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1995, 1994 and 1993. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                          Comparative Operating Results
                                       (a)
                         For the Years Ended December 31,
                         --------------------------------
                            1995       1994       1993
- ---------------------------------------------------------
FOXHALL SQUARE BUILDING
Rental revenues          $1,574,000 $1,554,700 $1,619,000
- ---------------------------------------------------------
Property net income (b)  $  483,800 $  449,400 $  429,900
- ---------------------------------------------------------
Average occupancy               85%        86%        83%
- ---------------------------------------------------------
LAKEWOOD SQUARE SHOPPING CENTER
Rental revenues          $1,170,100 $1,168,900 $1,121,700
- ---------------------------------------------------------
Property net income      $  602,500 $  496,600 $  473,000
- ---------------------------------------------------------
Average occupancy               91%        84%        85%
- ---------------------------------------------------------
ELLIS BUILDING
Rental revenues          $1,121,400 $1,118,300 $1,084,400
- ---------------------------------------------------------
Property net income (b)  $  289,400 $  324,900 $  269,500
- ---------------------------------------------------------
Average occupancy               93%        94%        90%
- ---------------------------------------------------------
MARKET PLACE AT RIVERGATE SHOPPING CENTER
Rental revenues          $  956,000 $  835,200 $  703,100
- ---------------------------------------------------------
Property net income      $  464,600 $  322,600 $  322,100
- ---------------------------------------------------------
Average occupancy               94%        87%        76%
- ---------------------------------------------------------
BANANA RIVER SQUARE SHOPPING CENTER
Rental revenues          $  779,500 $  691,400 $  660,100
- ---------------------------------------------------------
Property net income      $  320,800 $  236,100 $  231,900
- ---------------------------------------------------------
Average occupancy               96%        94%        95%
- ---------------------------------------------------------
12621 FEATHERWOOD BUILDING
Rental revenues          $  498,700 $  456,600 $  417,900
- ---------------------------------------------------------
Property net income (b)  $  154,400 $   94,800 $  248,700
- ---------------------------------------------------------
Average occupancy              100%       100%       100%
- ---------------------------------------------------------
NORWEST PLAZA (C)
Rental revenues                     $  272,400 $1,699,600
- ---------------------------------------------------------
Property net income                 $   67,200 $1,490,100
- ---------------------------------------------------------
Average occupancy                          94%       100%
- ---------------------------------------------------------
WESTINGHOUSE
Rental revenues                                $  115,000
- ---------------------------------------------------------
Property net income (d)                        $   87,800
- ---------------------------------------------------------
Average occupancy                                    100%
- ---------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) such as interest income and general and administrative expenses or are related to properties previously owned by the Partnership. Income (loss) from participation in joint venture is also excluded from the table above.
(b) Property net income excludes a loss from provisions for value impairment which are included in the Statement of Income and Expenses for the year ended December 31, 1995. For additional information see Note 9 of Notes to the Financial Statements.
(c) Norwest Plaza ("Norwest"), formerly known as the United Bank of Arizona, was sold on June 8, 1994. The property net income excludes the (loss) on the sale of the property of $(1,276,600) which was included in the Statement of Income and Expenses for the year ended December 31, 1994. For additional information regarding this transaction see Note 8 of Notes to Financial Statements.
(d) Westinghouse, formerly known as the Carlsbad Building, was sold on August 5, 1993. The property net income excludes the (loss) on the sale of $(366,000) which was included in the Statement of Income and Expense for the year ended December 31, 1993. For additional information regarding this transaction see Note 8 of Notes to Financial Statements.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994
Net income increased $2,814,500 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The sale of Partnership property together with the provisions for value impairment reported for the years ended December 31, 1995 and 1994 had a significant impact on the comparison of net income (loss). During 1994 the Partnership sold Norwest. The 1994 operating results of Norwest, together with the (loss) on sale amounted to $(1,209,400). As disclosed in Note 9 of Notes to Financial Statements, the Partnership reported provisions for value impairment in the amount of $1,000,000 and $1,500,000 for the years ended December 31, 1995 and 1994, respectively.

Net income, exclusive of the provisions for value impairment and the effects of the operating results and (loss) on sale of Norwest, increased $1,098,800 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The primary reasons for the increase in net income were: 1) improved operating results at Foxhall Square Building ("Foxhall"), Lakewood Square Shopping Center ("Lakewood"), Banana River Square Shopping Center ("Banana River"), Marketplace at Rivergate Shopping Center ("Rivergate") and Featherwood totaling $426,600; 2) increased interest income of $346,500 resulting from an increase in rates available on the Partnership's short-term investments; 3) decreased losses of $348,700 from the Partnership's equity investment in Holiday Office Park North and South ("Holiday") and 4) decreased general and administrative expenses of $13,100 primarily due to a decrease in data processing costs. Partially offsetting the increase in net income for the years under comparison was decreased operating results at Ellis Building ("Ellis") of $35,500.

For purposes of the following discussion, the operating results of Norwest have been excluded.

Rental revenues increased $274,600, or 4.7%, for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The primary factors which contributed to the increase in rental revenues were: 1) increased base rental income at Rivergate due to an increase in the average occupancy rate; 2) increased base rents and tenant expense reimbursements for common area costs and real estate taxes at Banana River resulting from an increase in the average occupancy rate; 3) increased base rental rates and tenant expense reimbursements for real estate tax escalations and common area costs at Featherwood and 4) increased base rental income, tenant expense reimbursements and net income from the operations of the parking garage at Foxhall.

Real estate tax expense decreased $69,400 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The decrease was primarily due to: 1) lower expense at Lakewood and Rivergate totaling $86,500 due to the receipt of partial refunds in 1995 of 1993/1994 real estate taxes and 2) lower expense of $11,700 at Featherwood due to a decrease in the assessed value of the property. Partially offsetting the above decreases was an increase in expense of $31,800 at Foxhall. Although the assessed value at Foxhall has decreased and the actual taxes paid in 1995 were lower than in 1994, real estate tax expense was higher in 1995 due to the fact that 1994 included a partial refund of real estate taxes for the 1992/1993 tax year.

Insurance expense decreased $22,200 for the year ended December 31, 1995, when compared to the prior year. This decrease was primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years.

Property operating expenses decreased $55,200 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The primary factors which caused the decrease in property operating expenses for the comparable periods were: 1) decreased professional fees at Rivergate of $24,400; 2) decreased utilities at Foxhall and Featherwood of $10,100 and $13,000, respectively; and 3) decreased management fees at Lakewood, Rivergate and Foxhall of $33,400, $20,100 and $10,700, respectively. Although management fee payments were higher in 1995 than 1994, the Affiliated management fees decreased for the comparable periods due to the fact that leasing related costs, which are ordinarily paid to and provided by an Affiliate of the General Partner as part of its property management fee were paid to outside brokers in 1995 and the expense was capitalized and amortized over the respective lease terms of new tenants. Partially offsetting the decrease in property operating expenses was: 1) increased security costs of $15,800 and $7,500 at Lakewood and Featherwood, respectively and 2) increased management fees at Ellis of $35,300. Although management fee payments were higher at Ellis in 1994 than in 1995, the Affiliated management fees increased for the comparable periods due to the fact that leasing related costs, which are ordinarily paid to and provided by an Affiliate of the General Partner as part of its property management fee were paid to outside brokers in 1994 and the expense was capitalized and amortized over the respective lease terms of new tenants.

Repairs and maintenance expense increased $47,800 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The primary factors which caused the increase for the comparable periods were: 1) increased supplies and minor roof and plumbing repairs at Banana River of $5,400; 2) increased cleaning supplies and uniforms of $10,700 at Ellis; 3) increased repairs and maintenance associated with patching and resurfacing and striping of the parking lots at Lakewood and Rivergate of $5,600 and $11,500, respectively and 4) increased repairs and maintenance expense of $10,700 at Featherwood resulting from an increase in minor repairs required to maintain the HVAC system.

Exclusive of the provisions for value impairment, net income at Holiday increased $41,600 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The increase in net income was due to decreased repairs and maintenance, real estate taxes and insurance expense. Partially offsetting the increase in net income was decreased rental revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1994 TO THE YEAR ENDED DECEMBER 31,
1993
Net income (loss) changed from net income of $3,222,100 for the year ended December 31, 1993 to a net (loss) of $(1,017,200) for the year ended December 31, 1994. The sales of Partnership properties, together with the provisions for value impairment reported in 1994 had a significant impact on the comparison of net income (loss). As disclosed in Note 8 of Notes to Financial Statements, the Partnership sold Westinghouse and Norwest in 1993 and 1994, respectively. The operating results for the year ended December 31, 1993 for Norwest and Westinghouse, exclusive of the loss on the sale of Westinghouse, amounted to $1,211,900. As disclosed above, the Partnership reported provisions for value impairment for the year ended December 31, 1994 of $1,500,000.

Net income, exclusive of the provisions for value impairment and the effects of the operating results and losses on sale of Norwest and Westinghouse, decreased $317,800 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The primary reasons for the decrease in net income were: 1) decreased income of $586,800 from the Partnership's equity investment in Holiday and 2) decreased operating results at Featherwood primarily due to the expiration and subsequent renegotiation of a certain lease, whereby the tenant was no longer responsible for the payment of all the expenses related to the property. Partially offsetting the above decreases in net income was: 1) improved operating results at Foxhall, Lakewood, Banana River, Rivergate and Ellis totaling $103,200; 2) increased interest income of $233,800 resulting from an increase in rates on and amounts available for short-term investments and 3) decreased general and administrative expenses of $34,400 primarily due to a decrease in printing and mailing costs and accounting fees.

For purposes of the following discussion, the comparative operating results of Norwest and Westinghouse have been excluded.

Rental revenues for the Partnership increased $219,100, or 3.9%, for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The increase was primarily due to the following: 1) increased base rental revenues at Rivergate and Ellis due to an increase in the average annual occupancy rate;
2) higher rental revenues at Lakewood due to the write-off in 1993 of $51,000 in uncollectible tenant receivables and 3) increased base rental revenues at Featherwood due to increased rental rates, as described in the following paragraph. Partially offsetting the increase in rental revenues was a decrease in escalation income at Foxhall resulting from overpayments from tenants in prior years, as well as changes in tenants' base years caused by lease rollovers, partially offset by an increase in base rents.

On December 14, 1993, the net lease expired for the sole tenant at Featherwood. The Partnership and First Capital Institutional Real Estate, Ltd.--1, an Affiliated partnership, (collectively "FCIRE 1 & 2") entered into a three-year gross lease agreement with one of the former subtenants to occupy the entire building. The terms of the new lease provided for minimum rents to be earned by FCIRE 1 & 2 of approximately $992,900 per annum throughout the term of the lease, of which the Partnership has a 50% interest. The Partnership's share of total operating expenses, real estate taxes, and repairs and maintenance increased for the year ended December 31, 1994 when compared to the year ended December 31, 1993 due to the assumption of these obligations by the Partnership resulting from the expiration of the prior tenant's lease, which was on a net basis.

Repairs and maintenance expense increased by $120,000 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The primary factors which caused the increase for the comparable periods were: 1) increased repairs and maintenance of $73,300 at Featherwood due to an increase in the Partnership's share of expenses resulting from the expiration of the prior tenant's lease, as discussed above; 2) increased repairs and maintenance associated with patching and resurfacing and striping of the parking lot, janitorial services, roof repairs, plumbing and other minors repairs to the exterior of the building at Lakewood totaling $13,000; 3) increased janitorial services and snow removal at Rivergate totaling $17,500 and 4) increased expenditures required to maintain the HVAC system at Banana River of $16,500.

Property operating expenses increased $80,400 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The primary factors which caused the increase in property operating expenses for the comparable periods were: 1) increased property operating expenses at Featherwood of $113,300 due to the reasons previously discussed; 2) increased professional fees, management fees and advertising and promotional expenses totaling $51,200 at Rivergate and 3) increased security costs at Lakewood of $15,900. Partially offsetting the above increases was: 1) decreased personnel costs, management fees, security, office expenses and advertising and promotional costs totaling $65,000 at Ellis and 2) decreased utilities and advertising and promotional expenses at Foxhall totaling $33,400.

Real estate tax expense increased $29,400 for the years under comparison. The primary reasons for the increase were: 1) increased expense at Featherwood of $75,600 due to reasons previously discussed and 2) increased expense at Rivergate of $28,500 primarily due to the receipt in 1993 of a refund for 1991 taxes. Partially offsetting the increase in real estate tax expense was a decrease in expense at Foxhall of $71,100 due to the receipt of a refund in 1994 relating to the 1992/1993 tax year.

Insurance expense remained relatively stable for the year ended December 31, 1994 when compared to the year ended December 31, 1993.

Exclusive of the provisions for value impairment, net income at Holiday increased $98,100 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The increase in net income was due to decreased repairs and maintenance and real estate tax expense. Partially offsetting the increase was decreased rental revenues.

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

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenants' lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for the following: 1) annual rent increases based on the Consumer Price Index or graduated rental increases and 2) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES
A primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flow as defined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. The General Partner believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flow as defined by GAAP. The table in Item 6. Selected Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

Cash Flow (as defined in the Partnership Agreement) for the year ended December 31, 1995 was $4,742,800, a $624,100 increase when compared to the year ended December 31, 1994. This increase was primarily due to the increase in net income, as previously discussed, exclusive of the loss on sale of Norwest, depreciation, amortization and provisions for value impairment.

The decrease in the Partnership's cash position of $292,400 as of December 31, 1995 when compared to December 31, 1994 was primarily the result of distributions paid to Partners and expenditures for capital and tenant improvements and leasing costs exceeding net cash provided by operating activities. Liquid assets of the Partnership as of December 31, 1995 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. The increase of $798,400 in net cash provided by operating activities for the year ended December 31, 1995 when compared to the year ended December 31, 1994 was primarily due to the increase in net income, as previously discussed, and the timing of the payment of Partnership expenses, partially offset by the timing of the collection of tenant's rental payments and a decrease in other assets due to the receipt of a rebate for a previous purchase at Foxhall in the amount of $155,000, which had been included in other assets on the Partnership's balance sheet.

Net cash provided by (used for) investing activities changed from $2,228,700 for the year ended December 31, 1994 to $(182,100) for the year ended December 31, 1995. This change was primarily due to the net proceeds received from the sale of Norwest on June 8, 1994. Partially offsetting this change was a decrease in payments made for capital and tenant improvements and leasing costs at the Partnership's properties. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. For the year ended December 31, 1995, the Partnership spent $615,900 for capital and tenant improvements and leasing costs and has budgeted to spend $1,570,000 during the year ending December 31, 1996. Included in the 1996 budgeted amount are capital improvements and leasing costs of approximately $424,000, $374,000, $151,000, $85,000, $44,000 and
$30,000, which relate to anticipated capital and tenant improvements and leasing costs expected to be incurred at Foxhall, Lakewood, Ellis, Banana River, Rivergate and Featherwood, respectively. In addition, $466,200 was spent in 1995 and approximately $461,000 is budgeted to be advanced to the Partnership's joint venture investment in Holiday for capital and tenant improvements and leasing costs for the year ending December 31, 1996. The General Partner believes these expenditures are necessary to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

The increase of $1,738,000 in net cash used for financing activities for the year ended December 31, 1995 when compared to the year ended December 31, 1994 was due primarily to an increase in distributions paid to Partners in 1995.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. For the year ended December 31, 1995, the Partnership withdrew $67,300 of previously undistributed Cash Flow (as defined in the Partnership Agreement) for its 1995 distributions to Partners.

Distributions to Limited Partners for the quarter ended December 31, 1995 were declared in the amount of $13.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts and/or availability of future cash distributions to Partners.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------- -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1, "Index of Financial Statements, Schedule and Exhibits".


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- ------- -----------------------------------------------------------
        AND FINANCIAL DISCLOSURE
        ------------------------

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------- --------------------------------------------------

(a) DIRECTORS
    ---------

    The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March
    29, 1996, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1996.

       Name                                              Office
       ----                                              ------
    Samuel Zell . . . . . . . . . . . . . . . . . .  Chairman of the Board
    Douglas Crocker II. . . . . . . . . . . . . . .  Director
    Sheli Z. Rosenberg. . . . . . . . . . . . . . .  Director
    Sanford Shkolnik. . . . . . . . . . . . . . . .  Director

    Samuel Zell, 54, has been a Director of the General Partner since 1983 (Chairman of the Board since December 1985) and is Chairman of the Board of Great American Management and Investment, Inc. ("Great American"). Mr. Zell is also Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc. ("EGI"), and is a trustee and beneficiary of a general partner of Equity Holdings Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Anixter International Inc., Falcon Building Products, Inc. and American Classic Voyages Co. He is Chairman of the Board of Trustees of Equity Residential Properties Trust. He is a director of Quality Food Centers, Inc. and Sealy Corporation. He is Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Manufactured Home Communities, Inc. and Co-Chairman of the Board of Revco D.S., Inc. Mr. Zell was President of Madison Management Group, Inc. ("Madison") prior to October 4, 1991. Madison filed for protection under the Federal bankruptcy laws on November 8, 1991.

    Douglas Crocker II, 55, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been an Executive Vice President of EFMC since November 1992. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June 1992 at which time the Resolution Trust Company took control of Republic. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc.

    Sheli Z. Rosenberg, 54, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of EFMC and EGI since November 1994; has been a Director of Great American since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., Capsure Holdings Corp., American Classic Voyages Co., Falcon Building Products, Inc., Jacor Communications, Inc., Revco D.S., Inc., Sealy Corporation and CFI Industries, Inc. She was Chairman of the Board from January 1994 to September 1994; Co-Chairman of the Board from September 1994 until March 1995 of CFI Industries, Inc. She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates. Ms. Rosenberg was Vice President of Madison prior to October 4, 1991. Madison filed for protection under the

- -------- --------------------------------------------------

(a) DIRECTORS (continued)
    ---------

    Federal bankruptcy laws on November 8, 1991. She has been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

    Sanford Shkolnik, 57, has been a Director of the General Partner since December 1985. Mr. Shkolnik has been Executive Vice President of EFMC since 1976. He is Chairman of the Board and Chief Executive Officer of SC Management, Inc., which is general partner of Equity Properties and Development Limited Partnership, a nationally ranked shopping center management company.

(b,c & e) EXECUTIVE OFFICERS
          ------------------

    The Partnership does not have any executive officers. The executive officers of the General Partner as of March 29, 1996 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

           Name                                        Office
           ----                                        ------

    Douglas Crocker II................. President and Chief Executive Officer
    Arthur A. Greenberg................ Senior Vice President
    Norman M. Field.................... Vice President - Finance and Treasurer

    PRESIDENT AND CEO - See Table of Directors above.

    Arthur A. Greenberg, 54, has been Senior Vice President of the General Partner since August 1986. Mr. Greenberg was Executive Vice President and Chief Financial Officer of Great American from December 1986 to March 1995. Mr. Greenberg also is an Executive Vice President of EFMC since 1971, and President of Greenberg & Pociask, Ltd. He is Senior Vice President since 1989 and Treasurer since 1990 of Capsure Holdings Corp. Mr. Greenberg is a director of American Classic Voyages Co. and Chairman of the Board of Firstate Financial A Savings Bank. Mr. Greenberg was Vice President of Madison prior to October 4, 1991. Madison filed for protection under the Federal bankruptcy laws on November 8, 1991.

    Norman M. Field, 47, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field has been Treasurer of Benefit Administrators since July 22, 1987. He also served as Vice President of Madison until October 4, 1991. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d) FAMILY RELATIONSHIPS
    --------------------

    There are no family relationships among any of the foregoing directors and officers.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
    ----------------------------------------

    With the exception of the bankruptcy matters disclosed under Items 10 (a),
    (b), (c) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11. EXECUTIVE COMPENSATION
- -------- ----------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1995. However, Affiliates of the General Partner do compensate the directors and officers. For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e)  None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------- --------------------------------------------------------------

(a) As of March 1, 1996 no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 84,886 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1996, the executive officers and directors of the General Partner, as a group, did not own any Units.

(c)  None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------- ----------------------------------------------

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

During 1994, an Affiliate of the General Partner provided real estate brokerage services to the Partnership in connection with the sale of a property. Total real estate brokerage commissions for all such services shall not exceed the lesser of the compensation customarily charged in arm's-length transactions in the same geographic location for a comparable property, or 6% of the sales price of the property. Real estate commissions paid to any Affiliate of the General Partner may not exceed 50% of the compensation customarily charged in arm's-length transactions in the same geographical location for comparable property, or 3% of the total selling price of the property; provided, further, that no Affiliate of the General Partner may receive payment of a real estate commission until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contributions, plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment from the date upon which their investment in the Partnership was made. To the extent that real estate commissions are not currently paid in full by the Partnership because of any of the foregoing provisions, the unpaid commissions will remain accrued and will be paid at such time as the provisions have been satisfied. As of December 31, 1995, the Partnership owed a total of $40,300 to the General Partner for real estate commissions earned in connection with the sales of four Partnership properties.

Certain Affiliates of the General Partner, provide leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed where the General Partner or Affiliates provide leasing, re-leasing, and/or leasing related services, or 3% of gross receipts where the General Partner or Affiliates do not perform leasing, re-leasing and/or leasing related services. Provided further, that in the event the Partnership leases properties on a long-term net

- -------- ----------------------------------------------------------

basis (10 years or more), the maximum property management fee from such leases shall be 1% of the gross revenues from such properties. For the year ended December 31, 1995, these Affiliates were entitled to supervisory and property management and leasing fees of $262,500. In addition, other Affiliates of the General Partner were entitled to compensation and reimbursements of $134,100 from the Partnership for insurance, personnel, and other miscellaneous services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. As of December 31, 1995, total fees and reimbursements of $74,900 were due to Affiliates.

Subsequent to the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow as its Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated first to the General Partner in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits. The balance of Net Profits, if any, is allocated to the Limited Partners. Net Losses from the sale or disposition of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale or Financing Proceeds, to the extent that the balance in the General Partner's or Limited Partners' capital accounts exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and Limited Partners (in a ratio which their respective positive capital account balances bear to the aggregate of all positive capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. In all events the General Partner will be allocated at least 1% of Net Losses from the sale or disposition of a Partnership property. In addition, provisions for value impairment are allocated 99% to the Limited Partners and 1% to the General Partners. For the year ended December 31, 1995 the General Partner was entitled to a Partnership Management Fee of $481,000 and was allocated Net Profits of $471,000, which included a (loss) from provisions for value impairment of ($10,000).

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Sheli Z. Rosenberg, President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and a director of the General Partner since September 1983, is a Principal of Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could have been obtained from unaffiliated persons. Total legal fees paid to Rosenberg for the year ended December 31, 1995 was $53,300.

(c) No management person is indebted to the Partnership.

(d) None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- -------- ----------------------------------------------------------------

(a,c & d) (1,2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 1995.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2

                             BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                  GENERAL PARTNER


Dated:  March 29, 1996       By:  /s/          DOUGLAS CROCKER II
      ------------------          ----------------------------------------------
                                               DOUGLAS CROCKER II
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/   SAMUEL  ZELL          March 29, 1996    Chairman of the Board and
- -----------------------     --------------    Director of the General Partner
      SAMUEL  ZELL

/s/  DOUGLAS CROCKER II     March 29, 1996    President, Chief Executive Officer and
- -----------------------     --------------    Director of the General Partner
     DOUGLAS CROCKER II

/s/ SHELI Z. ROSENBERG      March 29, 1996    Director of the General Partner
- -----------------------     --------------
    SHELI Z. ROSENBERG

/s/ SANFORD  SHKOLNIK       March 29, 1996    Director of the General Partner
- -----------------------     --------------
    SANFORD  SHKOLNIK

/s/  NORMAN M. FIELD        March 29, 1996    Vice President - Finance and Treasurer
- -----------------------     --------------
     NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                               Pages
                                                            -----------
Report of Independent Auditors                                  A-2

Balance Sheets at December 31, 1995 and 1994                    A-3

Statements of Partners' Capital for the Years
  Ended December 31, 1995, 1994, and 1993                       A-3

Statements of Income and Expenses for the
  Years Ended December 31, 1995, 1994, 1993                     A-4

Statements of Cash Flows for the Years Ended
  December 31, 1995, 1994, and 1993                             A-4

Notes to Financial Statements                               A-5 to A-7


                     SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated Depreciation as of
      December 31, 1995                                     A-8 and A-9

All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

                     EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-31 of the Partnership's definitive Prospectus dated October 19, 1983, Registration No. 2-86361, filed pursuant to Rule 424(b), is incorporated herein by reference.

EXHIBIT (10) Material Contracts

Lease agreements for tenants that individually occupy more than 10% of the net leasable square footage of the Partnership's most significant properties, filed as exhibits to the Partnership's Reports on Form 10-K dated December 31, 1993, are incorporated herein by reference.

EXHIBIT (13) Annual Report to Security Holders

The 1994 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27) Financial Data Schedule

EXHIBIT (99) Other

The audited financial statements for First Capital Lansing Properties for the year ended December 31, 1995 are attached hereto for the information of the Commission and not as a filed document.

                        REPORT OF INDEPENDENT AUDITORS


Partners
First Capital Institutional Real Estate, Ltd. - 2
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd. - 2 as of December 31, 1995 and 1994, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1995, and the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd. - 2 at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                Ernst & Young LLP

Chicago, Illinois
March 1, 1996

BALANCE SHEETS
December 31, 1995 and 1994
(All dollars rounded to nearest 00s)


                                                     1995         1994
- ---------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                             $10,237,400  $10,237,400
 Buildings and improvements                        35,221,500   35,605,600
- ---------------------------------------------------------------------------
                                                   45,458,900   45,843,000
 Accumulated depreciation and amortization        (12,556,200) (11,222,700)
- ---------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    32,902,700   34,620,300
Cash and cash equivalents                          12,268,000   12,560,400
Restricted cash                                        25,000       25,000
Rents receivable                                      169,800      100,400
Investment in joint venture                         4,620,200    5,234,600
Other assets (including amounts due from joint
 venture of $785,000 and $725,500, respectively)      817,400      901,400
- ---------------------------------------------------------------------------
                                                  $50,803,100  $53,442,100
- ---------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses            $   491,000  $   389,200
 Due to Affiliates                                     74,900       92,800
 Security deposits                                    136,200      116,400
 Distributions payable                              1,273,300    1,037,500
 Other liabilities                                    112,200       77,900
- ---------------------------------------------------------------------------
                                                    2,087,600    1,713,800
- ---------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                     (131,300)    (121,300)
 Limited Partners (84,886 Units issued and
  outstanding)                                     48,846,800   51,849,600
- ---------------------------------------------------------------------------
                                                   48,715,500   51,728,300
- ---------------------------------------------------------------------------
                                                  $50,803,100  $53,442,100
- ---------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
- -------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1993                                      $ (89,800) $54,961,100  $54,871,300
Net income for the year ended December
 31, 1993                                    196,300    3,025,800    3,222,100
Distributions for the year ended December
 31, 1993                                   (200,000)  (1,799,600)  (1,999,600)
- -------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1993                                        (93,500)  56,187,300   56,093,800
Net income (loss) for the year ended
 December 31, 1994                           307,000   (1,324,200)  (1,017,200)
Distributions for the year ended December
 31, 1994                                   (334,800)  (3,013,500)  (3,348,300)
- -------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1994                                       (121,300)  51,849,600   51,728,300
Net income for the year ended December
 31, 1995                                    471,000    1,326,300    1,797,300
Distributions for the year ended December
 31, 1995                                   (481,000)  (4,329,100)  (4,810,100)
- -------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1995                                      $(131,300) $48,846,800  $48,715,500
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s except per Unit amounts)

                                              1995        1994         1993
- ------------------------------------------------------------------------------
Income:
 Rental                                    $6,099,700  $ 6,097,700  $7,420,800
 Interest                                     885,200      538,700     304,900
- ------------------------------------------------------------------------------
                                            6,984,900    6,636,400   7,725,700
- ------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization              1,333,500    1,396,400   1,417,200
 Property operating:
  Affiliates                                  332,500      350,900     400,800
  Nonaffiliates                               804,300      916,600     814,600
 Real estate taxes                            513,200      618,000     586,700
 Insurance--Affiliate                          64,800       90,600      95,700
 Repairs and maintenance                      731,800      735,200     605,700
 General and administrative:
  Affiliates                                   69,300       61,900      41,000
  Nonaffiliates                               217,100      237,600     292,900
 Loss on sale of properties                              1,276,600     366,000
 Provisions for value impairment            1,000,000    1,500,000
- ------------------------------------------------------------------------------
                                            5,066,500    7,183,800   4,620,600
- ------------------------------------------------------------------------------
Net income (loss) before (loss) income
 from participation in joint venture        1,918,400     (547,400)  3,105,100
(Loss) income from participation in joint
 venture                                     (121,100)    (469,800)    117,000
- ------------------------------------------------------------------------------
Net income (loss)                          $1,797,300  $(1,017,200) $3,222,100
- ------------------------------------------------------------------------------
Net income allocated to General Partners   $  471,000  $   307,000  $  196,300
- ------------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners                                  $1,326,300  $(1,324,200) $3,025,800
- ------------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners per Unit (84,886 Units
 outstanding)                              $    15.62  $    (15.60) $    35.65
- ------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s)

                                               1995         1994         1993
- ---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                          $ 1,797,300  $(1,017,200) $3,222,100
 Adjustments to reconcile net income
  (loss) to net cash provided by operating
  activities:
  Depreciation and amortization               1,333,500    1,396,400   1,417,200
  Loss on sale of properties                               1,276,600     366,000
  Provisions for value impairment             1,000,000    1,500,000
  Loss (income) from participation in
   joint venture                                121,100      469,800    (117,000)
  Changes in assets and liabilities:
   (Increase) decrease in rents receivable      (69,400)     170,300     (55,700)
   Decrease (increase) in other assets          143,500      (31,600)     11,900
   Increase (decrease) in accounts payable
    and accrued expenses                        101,800      (61,700)     95,900
   (Decrease) increase in due to
    Affiliates                                  (17,900)     (10,000)      4,900
   Increase (decrease) in other
    liabilities                                  34,300      (46,800)     16,400
- ---------------------------------------------------------------------------------
    Net cash provided by operating
     activities                               4,444,200    3,645,800   4,961,700
- ---------------------------------------------------------------------------------
Cash flows from investing activities:
 Net proceeds from sale of properties                      3,005,600     717,100
 Payments for capital and tenant
  improvements                                 (615,900)  (1,159,500)   (817,700)
 Distributions received from joint venture      493,300      317,800     496,400
 (Funding of) collection of loans to joint
  venture                                       (59,500)      64,800    (227,200)
- ---------------------------------------------------------------------------------
    Net cash (used for) provided by
     investing activities                      (182,100)   2,228,700     168,600
- ---------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners              (4,574,300)  (2,810,700) (2,325,000)
 Increase (decrease) in security deposits        19,800       (5,800)     13,700
- ---------------------------------------------------------------------------------
    Net cash (used for) financing
     activities                              (4,554,500)  (2,816,500) (2,311,300)
- ---------------------------------------------------------------------------------
Net (decrease) increase in cash and cash
 equivalents                                   (292,400)   3,058,000   2,819,000
Cash and cash equivalents at the beginning
 of the year                                 12,560,400    9,502,400   6,683,400
- ---------------------------------------------------------------------------------
Cash and cash equivalents at the end of
 the year                                   $12,268,000  $12,560,400  $9,502,400
- ---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms in the Partnership's Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is included in the Registration Statement and incorporated herein by reference.

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

The preparation of the Partnership's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Commercial rental properties are recorded at cost, net of provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Maintenance and repair costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of the improvements.

The General Partner periodically reviews significant factors regarding the properties to determine that the properties are carried at lower of cost or fair market value. These factors include, but are not limited to the General Partner's experience in the real estate industry, an evaluation of recent operating performance against expected results, economic trends or factors impacting either major tenants or the regions in which respective properties are located, and where available, information included in recent appraisals of properties.

Based on this analysis, where it is anticipated that the carrying value of an investment property will not be recovered, the General Partner has deemed it appropriate to reduce the basis of the properties for financial reporting purposes to fair market value. Such fair market value is the General Partner's best estimate of the amounts expected to be realized were such properties sold as of the Balance Sheet date, based on current information available. The ultimate realization may differ from these amounts. Provisions, where applicable, are reflected in the accompanying Statement of Income and Expenses in the year such evaluations have been made. For additional information see
Note 9.

Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on sale or disposition is recognized in accordance with generally accepted accounting principles.

Cash equivalents are considered all highly liquid investments with an original maturity of three months or less when purchased.

The Partnership's financial statements include financial instruments, including receivables, trade liabilities and investment in joint venture. The Partnership considers the disclosure of the fair value of its investment in joint venture to be impracticable due to the illiquid nature of the investment. The fair value of financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1995 and 1994.

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

Certain reclassifications have been made to the previously reported 1994 and 1993 statements in order to provide comparability with the 1995 statements. These reclassifications have no effect on net income (loss) or Partners' (deficit) capital.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, is allocated to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale or disposition of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which their respective positive capital account balances bear to the aggregate of all positive capital acount balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the year ended December 31, 1995, the General Partner was entitled to a Partnership Management Fee of $481,000 and allocated Net Profits of $471,000, which included a (loss) from provisions for value impairment of $(10,000). For the year ended December 31, 1994, the General Partner was entitled to a Partnership Management Fee of $334,800 and allocated Net Profits of $307,000, which included (losses) from provisions for value impairment of $(15,000) and the sale or disposition of Partnership property of $(12,800). For the year ended December 31, 1993, the General Partner was entitled to a Partnership Management Fee of $200,000 and allocated Net Profits of $196,300, which included a (loss) from the sale or disposition of Partnership property of $(3,700).

Fees and reimbursements paid and payable by the Partnership to Affiliates for the years ended December 31, 1995, 1994, 1993 were as follows:

                                    For the Years Ended December 31,
                           ---------------------------------------------------
                                 1995             1994             1993
                           ---------------- ---------------- -----------------
                             Paid   Payable   Paid   Payable   Paid   Payable
- ------------------------------------------------------------------------------
Property management and
 leasing fees              $286,100 $21,800 $307,800 $45,400 $382,400 $ 48,300
Reimbursement of property
 insurance premiums, at
 cost                        64,800    None   87,700    None   85,700     None
Real estate commissions
 (a)                           None  40,300     None  40,300     None   40,300
Reimbursement of
 expenses, at cost
 --Accounting                27,700   9,400   28,400   4,100   23,900    3,600
 --Investor communication    33,300   3,400   16,500   3,000   11,300    1,600
 --Legal                     53,300    None   91,400    None   38,800    9,000
 --Other                      2,600    None     None    None     None     None
- ------------------------------------------------------------------------------
                           $467,800 $74,900 $531,800 $92,800 $542,100 $102,800
- ------------------------------------------------------------------------------

(a) As of December 31, 1995, the Partnership owed $40,300 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, no Affiliate of the General Partner may receive payment of a real estate commission upon the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment from the initial investment date.

3. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 1995 was as follows:

                    1996        $ 6,159,900
                    1997          5,531,500
                    1998          4,895,300
                    1999          4,100,700
                    2000          3,224,000
                    Thereafter    7,353,600
                             --------------
                                $31,265,000
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from (i) operating expense and real estate tax reimbursements and (ii) percentage rents. Percentage rents earned for the years ended December 31, 1995, 1994 and 1993 were $57,200, $46,300 and $10,900, respectively.

4. NET LEASE AGREEMENT:

The Partnership acquired the 12621 Featherwood building, formerly known as Houston Lighting and Power Building, under a net lease agreement with a single tenant (the "Tenant"). The Tenant was responsible for the maintenance and operating expenses of the property and the payment of real estate taxes and insurance costs. On December 14, 1993, the Tenant's lease expired. The Partnership received a final payment for amounts due under the net lease agreement in January 1994. On December 14, 1993, the Partnership executed a three-year gross lease with a former subtenant. Amounts due under this lease for 1996 are included in Note 3.

5. INCOME TAX:

The Partnership utilizes the accrual basis of accounting for both tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of prepaid rents as taxable income and the Partnership's provisions for value impairment. The net effect of these differences for the year ended December 31, 1995 was that the income for tax reporting purposes was greater than the income for financial statement purposes by $1,660,600. The aggregate cost in commerical rental properties for federal income tax purposes at December 31, 1995 was $52,458,900.

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

7. INVESTMENT IN JOINT VENTURE:
A summary of the financial information for First Capital Lansing Properties Limited Partnership, which owns the Holiday Office Park North and South ("Holiday"), for the year ended December 31, 1995 is as follows:

             ASSETS
             Investment property, net of
              accumulated depreciation and
              amortization                          $10,175,500
             Cash and cash equivalents                  388,900
             Loans receivable                           603,300
             Rents receivable                           101,700
             Other assets                               102,600
                  ----------------------------------------------
                                                    $11,372,000
                  ----------------------------------------------
             LIABILITIES AND PARTNERS' CAPITAL
             Loan payable to Affiliate              $ 1,570,000
             Accounts payable and accrued expenses      446,500
             Due to Affiliates                           49,000
             Distribution payable                       339,700
             Security deposits                           25,700
             Other liabilities                           40,300
             Partners' capital                        8,900,800
                  ----------------------------------------------
                                                    $11,372,000
                  ----------------------------------------------
             STATEMENT OF INCOME AND EXPENSES
             Total income                           $ 2,918,800
             Expenses:
              Property operating                      1,816,200
              Depreciation and amortization             365,500
              Provision for value impairment            800,000
              Interest                                  179,200
                  ----------------------------------------------
              Net (loss)                            $  (242,100)
                  ----------------------------------------------

The information presented above represents 100% of the activity of Holiday. The Partnership purchased a 50% interest in a joint venture which acquired a 75% preferred interest in this property. The provision for value impairment was allocated in accordance with the joint venture agreement. The Partnership's share of the provision for value impairment was $400,000 for the year ended December 31, 1995. For additional details see Note 9.
8. PROPERTY SALES:
On June 8, 1994, the Partnership sold Norwest Plaza (formerly known as United Bank of Arizona Building) for a total sale price of $3,225,000. The Partnership incurred selling expenses of $219,400. Proceeds received by the Partnership from the sale were $3,005,600. The total (loss) to the Partnership in connection with this sale for financial statement purposes was $(1,276,600). For income tax reporting purposes the Partnership recorded a (loss) in 1994 of $(314,500) on this sale.
On August 5, 1993, the Partnership sold Westinghouse (formerly known as the Carlsbad Building) located in Carlsbad, New Mexico, for a sale price of $775,000. Proceeds received by the Partnership from the sale were $717,100. The total (loss) recognized by the Partnership for financial statement purposes was $(1,466,000). The Partnership recorded $(1,100,000) of this (loss) as a provision for value impairment in 1992 and the remaining $(366,000) upon sale of the property in 1993. For income tax reporting purposes the Partnership recorded a (loss) in 1993 of $(894,200) on this sale.
The above sales were on all-cash terms with no further involvement on the part of the Partnership.
9. PROVISIONS FOR VALUE IMPAIRMENT:
Due to regional factors and other matters affecting the Partnership's office properties, there is uncertainty as to the Partnership's ability to recover the net carrying value of certain of its properties during the remaining estimated holding periods. Accordingly, it was deemed appropriate to reduce the basis of these properties in the Partnership's financial statements during the years ended December 31, 1995 and 1994. These provisions for value impairment were considered non-cash events for purposes of the Statement of Cash Flows, and was not utilized in the determination of Cash Flow (as defined in the Partnership Agreement).
The following is a summary of the amounts and years in which provisions for value impairment were recorded by the Partnership:

                 Property          1995       1994
                  -----------------------------------
             Ellis Building     $  500,000 $1,000,000
             12621 Featherwood     300,000    500,000
             Foxhall Square        200,000
                  -----------------------------------
                                $1,000,000 $1,500,000
                  -----------------------------------

The joint venture which owns Holiday recorded a provision for value impairment in the amount of $800,000 for the year ended December 31, 1995. This provision was allocated to the general partners of the joint venture. Accordingly, the Partnership's share of this provision was $400,000 and is reflected in the net loss from participation in joint venture. For the year ended December 31, 1994, an additional provision for value impairment for Holiday was recorded in the amount of $2,000,000. Of this amount, $655,200 was allocated to the limited partners of the joint venture which reduced their capital account to zero and the remaining amount was allocated to the general partners, of which the Partnership's share is $672,400. The joint venture also recorded a provision for value impairment in the amount of $4,000,000 as of December 31, 1993. Pursuant to the joint venture agreement, this provision was allocated to the limited partners of the joint venture that own Holiday.
The provisions for value impairment were material fourth quarter adjustments pursuant to Accounting Principles Board Opinion No. 28, Interim Financial Reporting. No other material adjustments were made in the fourth quarters. Beginning on January 1, 1996, the Partnership will adopt Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard is effective for fiscal years beginning after December 15, 1995. The Managing General Partner believes that based on current circumstances, the adoption on January 1, 1996 of the Standard will not materially affect the Partnership's financial position or results of operations.

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1995


       Column A                    Column C                   Column D                        Column E                    Column F
- -----------------------   ------------------------  ------------------------- --------------------------------------    ------------
                                Initial cost            Costs capitalized              Gross amount at which
                               to Partnership       subsequent to acquisition        carried at close of period
                          ------------------------  ------------------------- --------------------------------------
                                       Buildings                                          Buildings                    Accumulated
                                         and          Improve-   Carrying                    and                       Depreciation
      Description             Land    Improvements      ments     Costs (1)       Land    Improvements  Total (2)(3)        (2)
- -----------------------   ----------- ------------    ----------  ---------   ----------- ------------  ------------    ------------
SHOPPING CENTERS:
- -----------------
Lakewood Square
  (Lakewood, CA)
  (50% interest)          $ 2,652,800  $ 7,988,700    $  444,600  $ 40,200    $ 2,652,800  $ 8,473,500  $11,126,300      $ 2,664,000

Banana River Square
  (Cocoa Beach, FL)           887,400    5,297,600       262,300    54,200        887,400    5,614,100    6,501,500        1,737,300

Market Place at Rivergate
  (Nashville, TN)           2,954,400    6,554,700     1,517,400    47,200      2,988,300    5,585,400    8,573,700(6)     1,874,500

OFFICE BUILDINGS:
- -----------------
Foxhall Square Building
  (Washington, D.C.)
  (50% interest)            2,351,100    5,893,400     2,011,400   188,500      2,351,100    7,893,300   10,244,400(7)     3,018,100

12621 Featherwood Building
  (Houston, TX)
  (50% interest)              497,800    5,037,700        91,300    57,400        497,800    2,386,400    2,884,200(8)     1,290,300

Ellis Building
  (Sarasota, FL)
  (50% interest)              860,000    5,405,600     1,337,300    25,900        860,000    5,268,800    6,128,800(9)     1,972,000
                          -----------  -----------    ----------  --------    -----------  -----------  -----------      -----------
                          $10,203,500  $36,177,700    $5,664,300  $413,400    $10,237,400  $35,221,500  $45,458,900      $12,556,200
                          ===========  ===========    ==========  ========    ===========  ===========  ===========      ===========


     Column A                Column G           Column H                 Column I
- -------------------          ---------          --------               ------------
                                                                         Life on
                                                                          which
                                                                       depreciation
                                                                         in latest
                               Date                                       income
                              of con-             Date                  statements
   Description               struction          Acquired               is computed
- -------------------          ---------          --------               ------------
SHOPPING CENTERS:
- -----------------
Lakewood Square
  (Lakewood, CA)                                                           35(4)
  (50% interest)               1982               5/84                   2-10(5)

Banana River Square                                                        35(4)
  (Cocoa Beach, FL)            1982               6/84                   2-10(5)

Market Place at Rivergate                                                  35(4)
  (Nashville, TN)              1970               5/86                   2-15(5)

OFFICE BUILDINGS:
- -----------------
Foxhall Square Building
  (Washington, D.C.)                                                       35(4)
  (50% interest)               1972               6/84                   1-10(5)

12621 Featherwood Building
  (Houston, TX)
  (50% interest)               1983               1/85                     35(4)

Ellis Building
  (Sarasota, FL)                                                           35(4)
(50% interest)                 1969               3/86                   1-10(5)

Column B - Not Applicable.

                 See accompanying notes on the following page,

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2

                             NOTES TO SCHEDULE III

Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 2.  The following is a reconciliation of activity in columns E and F:


                                        December 31, 1995         December 31, 1994         December 31, 1993
                                    ------------------------- ------------------------- -------------------------
                                                 Accumulated               Accumulated               Accumulated
                                       Cost      Depreciation    Cost      Depreciation    Cost      Depreciation
                                    -----------  ------------ -----------  ------------ -----------  ------------
Balance at beginning of year        $45,843,000  $11,222,700  $51,404,300  $10,765,000  $52,588,300  $10,266,400

Additions during year:

  Improvements                          615,900                 1,159,500                   817,700

  Provision for depreciation
    and amortization                               1,333,500                 1,396,300                 1,417,200

Deductions during year:

  Cost of real estate sold                                     (5,220,800)               (2,001,700)

  Provisions for value impairment    (1,000,000)               (1,500,000)

  Accumulated depreciation on
    real estate sold                                                          (938,600)                 (918,600)
                                    -----------  -----------  -----------  -----------  -----------  -----------
Balance at end of year              $45,458,900  $12,556,200  $45,843,000  $11,222,700  $51,404,300  $10,765,000
                                    ===========  ===========  ===========  ===========  ===========  ===========

Note 3. The aggregate cost for Federal income tax purposes as of December 31, 1995 is $52,458,900.
Note 4.  Estimated useful life for building.
Note 5.  Estimated useful life for improvements.
Note 6.  Includes a provision for value impairment of $2,500,000.
Note 7.  Includes provision for value impairment of $200,000.
Note 8.  Includes provisions for value impairment of $2,800,000.
Note 9.  Includes provisions for value impairment of $1,500,000.