Form 10-Q
period 1996-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 1996-05-14
CIK 727087

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                   March 31, 1996
                         ---------------------------------------------------

                                  OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                      to
                                  ----------------------  ----------------------

    Commission File Number:                          0-12945
                           -----------------------------------------------------



               First Capital Institutional Real Estate, Ltd. - 2
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                               59-2313852
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
- -------------------------------------------------------        --------------
(Address of principal executive offices)                         (Zip Code)

                                (312) 207-0020
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
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

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated October 19, 1983, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  March 31,
                                                    1996      December 31,
                                                 (Unaudited)      1995
- --------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $10,237,400  $10,237,400
 Buildings and improvements                       35,269,000   35,221,500
- --------------------------------------------------------------------------
                                                  45,506,400   45,458,900
Accumulated depreciation and amortization        (12,870,000) (12,556,200)
- --------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                   32,636,400   32,902,700
Cash and cash equivalents                         11,841,200   12,268,000
Restricted cash                                       50,000       25,000
Investment in joint venture                        4,681,100    4,620,200
Rents receivable                                     127,400      169,800
Other assets (including amount due from joint
 venture of $785,000)                                840,400      817,400
- --------------------------------------------------------------------------
                                                 $50,176,500  $50,803,100
- --------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $   377,600  $   491,000
 Due to Affiliates                                   111,300       74,900
 Distributions payable                             1,273,200    1,273,300
 Security deposits                                   135,500      136,200
 Other liabilities                                    71,500      112,200
- --------------------------------------------------------------------------
                                                   1,969,100    2,087,600
- --------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                          (131,300)    (131,300)
 Limited Partners (84,886 Units issued and
  outstanding)                                    48,338,700   48,846,800
- --------------------------------------------------------------------------
                                                  48,207,400   48,715,500
- --------------------------------------------------------------------------
                                                 $50,176,500  $50,803,100
- --------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                         General     Limited
                                         Partner    Partners       Total
- ----------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1995                        $(121,300) $51,849,600  $51,728,300
Net income for the year ended
 December 31, 1995                        471,000    1,326,300    1,797,300
Distributions for the year ended
 December 31, 1995                       (481,000)  (4,329,100)  (4,810,100)
- ----------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1995                       (131,300)  48,846,800   48,715,500
Net income for the quarter ended March
 31, 1996                                 127,200      637,900      765,100
Distributions for the quarter ended
 March 31, 1996                          (127,200)  (1,146,000)  (1,273,200)
- ----------------------------------------------------------------------------
Partners' (deficit) capital,
 March 31, 1996                         $(131,300) $48,338,700  $48,207,400
- ----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996       1995
- ------------------------------------------------------------------------
Income:
 Rental                                            $1,628,800 $1,600,200
 Interest                                             174,200    205,700
 Income from participation in joint venture            60,900     69,300
- ------------------------------------------------------------------------
                                                    1,863,900  1,875,200
- ------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        313,800    338,200
 Property operating:
  Affiliates                                          121,800     95,100
  Nonaffiliates                                       229,300    209,200
 Real estate taxes                                    136,400    158,500
 Insurance--Affiliate                                  19,400     21,500
 Repairs and maintenance                              181,600    159,100
 General and administrative:
  Affiliates                                           18,600     16,200
  Nonaffiliates                                        77,900     67,000
- ------------------------------------------------------------------------
                                                    1,098,800  1,064,800
- ------------------------------------------------------------------------
Net income                                         $  765,100 $  810,400
- ------------------------------------------------------------------------
Net income allocated to General Partner            $  127,200 $  113,200
- ------------------------------------------------------------------------
Net income allocated to Limited Partners           $  637,900 $  697,200
- ------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (84,886 Units outstanding)                        $     7.51 $     8.21
- ------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1996         1995
- --------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   765,100  $   810,400
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            313,800      338,200
  (Income) from participation in joint venture             (60,900)     (69,300)
  Changes in assets and liabilities:
   Decrease (increase) in rents receivable                  42,400       (2,200)
   (Increase) in other assets                              (23,000)     (31,700)
   (Decrease) increase in accounts payable and accrued
    expenses                                              (113,400)      15,200
   Increase in due to Affiliates                            36,400       53,300
   (Decrease) increase in other liabilities                (40,700)       2,700
- --------------------------------------------------------------------------------
    Net cash provided by operating activities              919,700    1,116,600
- --------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements              (47,500)    (112,200)
 (Increase) in restricted cash                             (25,000)
 Distributions received from joint venture                              150,000
- --------------------------------------------------------------------------------
    Net cash (used for) provided by investing
     activities                                            (72,500)      37,800
- --------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                         (1,273,300)  (1,037,500)
 (Decrease) increase in security deposits                     (700)       2,300
- --------------------------------------------------------------------------------
    Net cash (used for) financing activities            (1,274,000)  (1,035,200)
- --------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents      (426,800)     119,200
Cash and cash equivalents at the beginning of the
 period                                                 12,268,000   12,560,400
- --------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $11,841,200  $12,679,600
- --------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1996
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Preparation of the Partnership's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996.

The financial statements include the Partnership's 50% interest in four joint ventures with Affiliated partnerships. These joint ventures were formed for the purpose of each acquiring a 100% interest in certain real property and are operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

Investment in joint venture represents the recording of the Partnership's interest, under the equity method of accounting, in a joint venture with an Affiliated partnership. The joint venture acquired a preferred majority interest in a joint venture with the seller of the Lansing, Michigan property. Under the equity method of accounting, the Partnership recorded its initial interest at cost and adjusts its investment account for its share of joint venture income or loss and its distributions of cash flow (as defined in the joint venture agreement).

Commercial rental properties held for investment are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts, if any, allocated to land and value impairments) on the straight-line method over their estimated useful lives. Upon classifying a commercial rental property as held for disposition, no further depreciation or amortization of such property is provided for in the financial statements. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Maintenance and repair costs are expensed against operations as incurred; expenditures for improvements are capitalized to the appropriate property accounts and depreciated over the estimated life of the improvements.

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard also addressed the accounting for long-lived assets that are expected to be disposed of. The adoption of the Standard did not have a material effect on the Partnership's financial statements.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

Certain reclassifications have been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. These reclassifications have no effect on net income or Partners' (deficit) capital.

Reference is made to the Partnership's annual report for the year ended December 31, 1995 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which their respective positive capital account balances bear to the aggregate of all positive capital account balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter ended March 31, 1996, the General Partner was entitled to a Partnership Management Fee, and accordingly, allocated Net Profits, of $127,200.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1996 were as follows:

                                                         Paid   Payable
- ------------------------------------------------------------------------
Property management and leasing fees                   $ 86,700 $ 42,900
Reimbursement of property insurance premiums, at cost      None   19,400
Real estate commissions (a)                                None   40,300
Reimbursement of expenses, at cost:
 --Accounting                                            13,600    5,800
 --Investor communication                                 6,100    2,900
 --Legal                                                 16,800
- ------------------------------------------------------------------------
                                                       $123,200 $111,300
- ------------------------------------------------------------------------

(a) As of March 31, 1996, the Partnership owed $40,300 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment from the initial investment date.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1995, for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its remaining properties for the quarters ended March 31, 1996 and 1995. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                        Comparative
                     Operating Results
                            (a)
                      For the Quarters
                           Ended
                      3/31/96  3/31/95
- ---------------------------------------
FOXHALL SQUARE BUILDING (50%)
Rental revenues      $ 413,900 $425,400
- ---------------------------------------
Property net income  $ 144,800 $125,100
- ---------------------------------------
Average occupancy          84%      85%
- ---------------------------------------
LAKEWOOD SQUARE SHOPPING
 CENTER (50%)
Rental revenues      $ 326,700 $312,800
- ---------------------------------------
Property net income  $ 154,000 $157,700
- ---------------------------------------
Average occupancy          96%      83%
- ---------------------------------------
ELLIS BUILDING (50%)
Rental revenues      $ 288,000 $288,600
- ---------------------------------------
Property net income  $  89,800 $ 77,900
- ---------------------------------------
Average occupancy          93%      96%
- ---------------------------------------
MARKET PLACE AT RIVERGATE
 SHOPPING CENTER
Rental revenues      $ 281,200 $240,100
- ---------------------------------------
Property net income  $ 123,000 $125,600
- ---------------------------------------
Average occupancy         100%      91%
- ---------------------------------------
BANANA RIVER SQUARE SHOPPING
 CENTER
Rental revenues      $ 191,700 $203,000
- ---------------------------------------
Property net income  $  66,200 $ 88,600
- ---------------------------------------
Average occupancy          97%      95%
- ---------------------------------------
12621 FEATHERWOOD BUILDING
 (50%)
Rental revenues      $ 127,300 $130,300
- ---------------------------------------
Property net income  $  48,700 $ 44,100
- ---------------------------------------
Average occupancy         100%     100%
- ---------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income, general and administrative expenses and income from participation in joint venture.

Net income decreased $45,300 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. The decrease in net income was due to: 1) decreased interest income of $31,500 as a result of a decrease in the amounts available for and rates available on the Partnership's short-term investments;
2) diminished operating results at Banana River Square Shopping Center ("Banana River") of $22,400 and 3) increased general and administrative expenses of $13,300 due to an increase in professional fees and salaries. Partially offsetting the decrease was improved operating results at Foxhall Square Building ("Foxhall"), 12621 Featherwood Building ("Featherwood") and Ellis Building ( "Ellis") totaling $36,200.

Rental revenues increased $28,600 or 1.8% for the quarterly periods under comparison due to increases in the average occupancy rate at Marketplace at Rivergate Shopping Center ("Rivergate") and Lakewood Square Shopping Center ("Lakewood"). Partially offsetting the increase in rental revenues was: 1) decreased rental revenues at Foxhall resulting from a decrease in revenues generated from its parking garage facility and 2) decreased tenant reimbursements for real estate taxes at Banana River resulting from 1995 payments received from tenants in excess of their share of actual 1995 real estate tax expense.

Property operating expenses increased by $46,800 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. The primary factors which caused the increase were: 1) increased security costs at Featherwood and Lakewood; 2) increased professional fees and utilities at Foxhall, Rivergate and Banana River; 3) increased leasing fees at Rivergate as a result of the increase in occupancy and 4) expenditures at Banana River due to the settlement of an outstanding sales and use tax audit.

Repairs and maintenance expense increased $22,500 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. The primary factors which caused the increase for the quarterly periods under comparison were: 1) increased architectural costs at Lakewood and 2) increased costs associated with snow removal, plumbing and minor improvements at Rivergate.

Depreciation and amortization expense decreased $24,400 for the quarters under comparison primarily due to the provisions for value impairment recorded for several Partnership properties for the year ended December 31, 1995.

Real estate tax expense decreased $22,100 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995, primarily due to a decrease in the assessed valuations of Foxhall and Featherwood. Partially offsetting the decrease was increased real estate tax expense at Rivergate due to the fact that 1995 real estate tax expense included the 1995 receipt of a refund of a portion of 1993/1994 real taxes.

The Partnership's allocated share of net income at Holiday decreased $8,400 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. This decrease was primarily due to increased repairs and maintenance and property operating expense. Partially offsetting this decrease was increased rental revenues.

Insurance expense remained stable for the quarterly periods under comparison.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

Liquidity and Capital Resources
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions are treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows, as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                            Comparative
                                                         Cash Flow Results
                                                      For the Quarters Ended
                                                        3/31/96      3/31/95
- -------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $ 1,121,200  $ 1,236,900
Less: Cash Flow from joint venture                       (103,200)    (157,600)
Items of reconciliation:
Decrease (increase) in current assets                      19,400      (33,900)
(Decrease) increase in current liabilities               (117,700)      71,200
- -------------------------------------------------------------------------------
Net cash provided by operating activities             $   919,700  $ 1,116,600
- -------------------------------------------------------------------------------
Net cash (used for) provided by investing activities  $   (72,500) $    37,800
- -------------------------------------------------------------------------------
Net cash (used for) financing activities              $(1,274,000) $(1,035,200)
- -------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $115,700 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995 was primarily due to the decrease in net income, as previously discussed, exclusive of depreciation and amortization.

The decrease in the Partnership's cash position of $426,800 as of March 31, 1996 when compared to December 31, 1995 was primarily the result of distributions paid to Partners and expenditures for capital, tenant improvement and leasing costs exceeding net cash provided by operating activities. Liquid assets of the Partnership as of March 31, 1996 were comprised of amounts held for working capital purposes.

The decrease of $196,900 in net cash provided by operating activities for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995 was primarily due to the decrease in Cash Flow (as defined in the Partnership Agreement) and the timing of the collection of tenants' rental payments and the payment of Partnership expenses.

Net cash provided by (used for) investing activities changed from $37,800 for the quarter ended March 31, 1995 to $(72,500) for the quarter ended March 31, 1996 primarily due to the first quarter 1996 distribution from the joint venture not being received until May 1996, partially offset by decreased payments made for capital, tenant improvement and leasing costs at the Partnership's properties. The Partnership maintains working capital reserves to pay for capital expenditures such as capital, tenant improvement and leasing costs. During the quarter ended March 31, 1996, the Partnership spent $47,500 for capital, tenant improvement and leasing costs and has budgeted to spend an additional $925,000 during the remainder of 1996. Of the remaining budgeted amount, approximately $420,000, $360,000 and $75,000, relates to anticipated capital, tenant improvement and leasing costs expected to be incurred at Foxhall, Lakewood and Banana River, respectively. In addition, approximately $510,000 is budgeted to be advanced to the Partnership's joint venture investment in Holiday for capital, tenant improvement and leasing costs. Actual amounts expended in 1996 may vary depending on a number of factors including leasing activity and other market conditions throughout the year. The General Partner believes these expenditures are necessary to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

The increase of $238,800 in net cash (used for) financing activities for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995 was due primarily to an increase in distributions paid to Partners in 1996.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital, tenant improvement and leasing costs necessary to be made at the Partnership's properties during the next several years. For the quarter ended March 31, 1996, the Partnership included $152,000 of previously undistributed Cash Flow (as defined in the Partnership Agreement) in its distribution to Partners.

Distributions to Limited Partners for the quarter March 31, 1996 were declared in the amount of $1,146,000, or $13.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amount and/or availability of cash for future distributions to Partners.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:  None

        (b)  Reports on Form 8-K:

             There were no reports filed on Form 8-K during the quarter ended March 31, 1996.

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


                               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2

                               BY: FIRST CAPITAL FINANCIAL CORPORATION
                                   GENERAL PARTNER


Date: May 13, 1996             By: /s/       DOUGLAS CROCKER II
                                   --------------------------------------
                                             DOUGLAS CROCKER II
                                   President and Chief Executive Officer


Date: May 13, 1996             By: /s/         NORMAN M. FIELD
                                   --------------------------------------
                                               NORMAN M. FIELD
                                   Vice President - Finance and Treasurer