Form 10-Q
period 1996-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 1996-08-14
CIK 727087

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                       June 30, 1996
                            ----------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    --------------------    --------------------
     Commission File Number                            0-12945
                                    --------------------------------------------

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                             59-2313852
- --------------------------------                            --------------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois         60606-2607
- -------------------------------------------------------     --------------------
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                   June 30,
                                                     1996      December 31,
                                                  (Unaudited)      1995
- ---------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                             $10,237,400  $10,237,400
 Buildings and improvements                        35,737,500   35,221,500
- ---------------------------------------------------------------------------
                                                   45,974,900   45,458,900
Accumulated depreciation and amortization         (13,181,600) (12,556,200)
- ---------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    32,793,300   32,902,700
Cash and cash equivalents                           3,843,000   12,268,000
Investments in debt securities                      7,311,800
Restricted cash                                        50,000       25,000
Investment in joint venture                         4,835,100    4,620,200
Rents receivable                                       59,400      169,800
Other assets (including amount due from joint
 venture of $817,200 and $785,000, respectively)      897,200      817,400
- ---------------------------------------------------------------------------
                                                  $49,789,800  $50,803,100
- ---------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses            $   457,500  $   491,000
 Due to Affiliates                                     79,400       74,900
 Distributions payable                              6,281,700    1,273,300
 Security deposits                                    132,000      136,200
 Other liabilities                                     67,700      112,200
- ---------------------------------------------------------------------------
                                                    7,018,300    2,087,600
- ---------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                          (131,300)    (131,300)
 Limited Partners (84,886 Units issued and
  outstanding)                                     42,902,800   48,846,800
- ---------------------------------------------------------------------------
                                                   42,771,500   48,715,500
- ---------------------------------------------------------------------------
                                                  $49,789,800  $50,803,100
- ---------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                         General     Limited
                                         Partner    Partners       Total
- ----------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1995                        $(121,300) $51,849,600  $51,728,300
Net income for the year ended
 December 31, 1995                        471,000    1,326,300    1,797,300
Distributions for the year ended
 December 31, 1995                       (481,000)  (4,329,100)  (4,810,100)
- ----------------------------------------------------------------------------
Partners' (deficit) capital,
 December 1, 1995                        (131,300)  48,846,800   48,715,500
Net income for the six months ended
 June 30, 1996                            254,700    1,356,200    1,610,900
Distributions for the six months ended
 June 30, 1996                           (254,700)  (7,300,200)  (7,554,900)
- ----------------------------------------------------------------------------
Partners' (deficit) capital,
 June 30, 1996                          $(131,300) $42,902,800  $42,771,500
- ----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                         1996       1995
- ---------------------------------------------------------------------------
Income:
 Rental                                               $1,561,400 $1,518,300
 Interest                                                182,300    273,100
- ---------------------------------------------------------------------------
 Net Income                                            1,743,700  1,791,400
- ---------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                           311,600    326,900
 Property operating:
  Affiliates                                              82,000     82,000
  Nonaffiliates                                          236,300    237,600
 Real estate taxes                                       140,400     95,900
 Insurance--Affiliate                                     19,300     10,900
 Repairs and maintenance                                 160,300    173,800
 General and administrative:
  Affiliates                                              12,900     10,500
  Nonaffiliates                                           86,200     73,500
- ---------------------------------------------------------------------------
                                                       1,049,000  1,011,100
- ---------------------------------------------------------------------------
Net income before income from participation in joint
 venture                                                 694,700    780,300
Income from participation in joint venture               151,100    121,500
- ---------------------------------------------------------------------------
Net income                                            $  845,800 $  901,800
- ---------------------------------------------------------------------------
Net income allocated to General Partner               $  127,500 $  117,900
- ---------------------------------------------------------------------------
Net income allocated to Limited Partners              $  718,300 $  783,900
- ---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (84,886 Units outstanding)                           $     8.46 $     9.23
- ---------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996       1995
- ------------------------------------------------------------------------
Income:
 Rental                                            $3,190,200 $3,118,500
 Interest                                             356,500    478,800
- ------------------------------------------------------------------------
 Net income                                         3,546,700  3,597,300
- ------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        625,400    665,100
 Property operating:
  Affiliates                                          203,800    202,500
  Nonaffiliates                                       465,600    421,500
 Real estate taxes                                    276,800    254,400
 Insurance--Affiliate                                  38,700     32,400
 Repairs and maintenance                              341,900    332,800
 General and administrative:
  Affiliates                                           31,500     22,300
  Nonaffiliates                                       164,100    144,900
- ------------------------------------------------------------------------
                                                    2,147,800  2,075,900
- ------------------------------------------------------------------------
Net income before income from participation in
 joint venture                                      1,398,900  1,521,400
Income from participation in joint venture            212,000    190,800
- ------------------------------------------------------------------------
Net income                                         $1,610,900 $1,712,200
- ------------------------------------------------------------------------
Net income allocated to General Partner            $  254,700 $  231,100
- ------------------------------------------------------------------------
Net income allocated to Limited Partners           $1,356,200 $1,481,100
- ------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (84,886 Units outstanding)                        $    15.98 $    17.45
- ------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                            1996         1995
- ----------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                              $ 1,610,900  $ 1,712,200
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                              625,400      665,100
  (Income) from participation in joint venture              (212,000)    (190,800)
  Changes in assets and liabilities:
  Decrease (increase) in rents receivable                    110,400      (14,800)
  (Increase) decrease in other assets                        (47,600)     132,100
  (Decrease) in accounts payable and accrued expenses        (33,500)     (17,000)
  Increase in due to Affiliates                                4,500       28,700
  (Decrease) increase in other liabilities                   (44,500)         100
- ----------------------------------------------------------------------------------
   Net cash provided by operating activities               2,013,600    2,315,600
- ----------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements               (516,000)    (168,900)
 (Increase) in investments in debt securities             (7,311,800)
 (Increase) in restricted cash                               (25,000)
 (Funding of) loans to joint venture                         (32,200)     (56,300)
 (Contributions to) distributions received from joint
  venture                                                     (2,900)     341,900
- ----------------------------------------------------------------------------------
   Net cash (used for) provided by investing activities   (7,887,900)     116,700
- ----------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                           (2,546,500)  (2,169,300)
 (Decrease) increase in security deposits                     (4,200)       9,200
- ----------------------------------------------------------------------------------
   Net cash (used for) financing activities               (2,550,700)  (2,160,100)
- ----------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents      (8,425,000)     272,200
Cash and cash equivalents at the beginning of the
 period                                                   12,268,000   12,560,400
- ----------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period       $ 3,843,000  $12,832,600
- ----------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1996
1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

Preparation of the Partnership's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996.

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

Investments in debt securities are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements. At June 30, 1996, these securities had a fair market value of $7,301,600 and unrealized losses of $10,200. Substantially all of these securities had maturities of less than one year when purchased.

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

2.RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and six months ended June 30, 1996, the General Partner was entitled to a Partnership Management Fee, and accordingly, allocated Net Profits, of $127,500 and $254,700, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1996 were as follows:

                                                         Paid
                                                  -------------------
                                                  Quarter  Six Months Payable
- -----------------------------------------------------------------------------
Property management and leasing fees              $ 83,200  $169,900  $32,700
Reimbursement of property insurance premiums, at
 cost                                               38,700    38,700
Real estate commissions (a)                           None      None   40,300
Reimbursement of expenses, at costs
 --Accounting                                       10,300    23,900    4,500
 --Investor communications                           4,700    10,800    1,900
 --Legal                                            14,000    30,800
 --Other                                             2,900     2,900
- -----------------------------------------------------------------------------
                                                  $153,800  $277,000  $79,400
- -----------------------------------------------------------------------------

(a) As of June 30, 1996, the Partnership owed $40,300 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment from the initial investment date.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1995 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and six months ended June 30, 1996 and 1995. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                 Comparative
                            Operating Results (a)
                     For the Quarters     For the Six
                           Ended         Months Ended
                     6/30/96  6/30/95  6/30/96  6/30/95
- --------------------------------------------------------
FOXHALL SQUARE BUILDING (50%)
Rental revenues      $371,600 $411,300 $785,600 $836,700
- --------------------------------------------------------
Property net income  $106,700 $116,100 $251,500 $241,200
- --------------------------------------------------------
Average occupancy         83%      86%      83%      85%
- --------------------------------------------------------
LAKEWOOD SQUARE SHOPPING CENTER (50%)
Rental revenues      $327,800 $282,300 $654,400 $595,100
- --------------------------------------------------------
Property net income  $155,400 $180,200 $309,400 $337,900
- --------------------------------------------------------
Average occupancy         96%      88%      96%      86%
- --------------------------------------------------------
ELLIS BUILDING (50%)
Rental revenues      $294,200 $276,100 $582,200 $564,700
- --------------------------------------------------------
Property net income  $106,500 $ 76,300 $196,200 $154,200
- --------------------------------------------------------
Average occupancy         94%      96%      94%      96%
- --------------------------------------------------------
MARKET PLACE AT RIVERGATE SHOPPING CENTER
Rental revenues      $242,500 $244,000 $523,700 $484,100
- --------------------------------------------------------
Property net income  $114,900 $111,800 $237,900 $237,400
- --------------------------------------------------------
Average occupancy         97%      92%      99%      92%
- --------------------------------------------------------
BANANA RIVER SQUARE SHOPPING CENTER
Rental revenues      $183,000 $180,300 $374,700 $383,300
- --------------------------------------------------------
Property net income  $ 63,000 $ 62,800 $129,200 $151,400
- --------------------------------------------------------
Average occupancy         93%      96%      95%      96%
- --------------------------------------------------------
12621 FEATHERWOOD BUILDING (50%)
Rental revenues      $142,200 $124,300 $269,500 $254,600
- --------------------------------------------------------
Property net income  $ 64,300 $ 38,700 $113,000 $ 82,800
- --------------------------------------------------------
Average occupancy        100%     100%     100%     100%
- --------------------------------------------------------

(a) The above table excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, general and administrative expenses and income from participation in joint venture or are related to properties previously owned by the Partnership.

Unless otherwise disclosed, discussions of fluctuations between 1996 and 1995 refer to both the quarters and six months ended June 30, 1996 and 1995.

Net income decreased $56,000 for the quarter ended June 30, 1996 when compared to the quarter ended June 30, 1995. The primary reasons for the decrease were:
1) decreased interest income of $90,800 as a result of a decrease in cash available for the Partnership's short-term investments and to a lesser extent to a decrease in rates available on such investments; 2) diminished operating results at Lakewood Square Shopping Center ("Lakewood") and Foxhall Square Building ("Foxhall") totaling $34,200 and 3) increased general and administrative expense of $15,100 as a result of increased state and county taxes, printing and mailing costs and salaries, partially offset by an decrease in data processing fees. Partially offsetting the decrease in net income was improved operating results at 12621 Featherwood Building ("Featherwood"), Ellis Building ("Ellis") and Marketplace at Rivergate ("Rivergate") totaling $58,900 and an increase in net income from the Partnership's equity investment in Holiday North and South Office Park ("Holiday") of $29,600.

Net income for the Partnership decreased $101,300 for the six month periods under comparison. The decrease in net income was primarily the result of: 1) decreased interest income of $122,300 due to reasons stated above: 2) diminished operating results at Banana River Square Shopping Center ("Banana River") and Lakewood totaling $50,700 and 3) increased general and administrative expenses of $28,400 as a result of reasons stated above. Partially offsetting the above decreases were improved operating results at Foxhall, Featherwood and Ellis totaling $82,500 and an increase in the Partnership's equity investment in the joint venture which owns Holiday of $21,200.

Rental revenues increased $43,100 or 2.8% for the quarter ended June 30, 1996 when compared to the quarter ended June 30, 1995. The primary factors which caused the increase in rental revenues for the quarterly periods under comparison were: 1) increased rental revenues at Lakewood due to increases in base rents and tenant expense reimbursements for common area maintenance as a result of an increase in the average occupancy rate and 2) increased tenant expense reimbursements for real estate taxes at Featherwood, Foxhall and Ellis. Partially offsetting the above increases was decreased rental revenues at Foxhall as a result of : 1) decreased base rents as a result of a decrease in the average occupancy rate and 2) a decrease in revenues generated by the parking facility.

Rental revenues increased $71,700 or 2.3% for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995. The primary reasons for the increases were: 1) increased rental revenues at Lakewood, Featherwood and Ellis for reasons stated above and 2) increased rental revenues at Rivergate due to an increase in base rental income as a result of an increase in occupancy. Partially offsetting the increases were: 1) decreased rental revenues at Foxhall for reasons previously stated and 2) decreased base rental rates and tenant expense

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) reimbursements for real estate taxes at Banana River due to a decrease in the average occupancy.

Real estate tax expense increased $44,500 and $22,400, respectively, for the quarter and six months ended June 30, 1996 when compared to the quarter and six months ended June 30, 1995. The increase in real estate tax expense for the quarterly periods under comparison was primarily due to the receipt of refunds in 1995 for 1993/1994 real estate taxes at Lakewood and Rivergate. Partially offsetting the increase in real estate tax expense was decreased real estate tax expense at Foxhall and Featherwood as a result of a decrease in the assessed valuations of the properties.

Repairs and maintenance expense decreased $13,500 for the quarter ended June 30, 1996 when compared to the quarter ended June 30, 1995. The primary factors which caused the decrease were: 1) a decrease in the amount of expenses incurred in 1996 to improve the interior and exterior appearance of Rivergate and 2) decreased repairs and maintenance expense at Featherwood as a result of a decrease in repairs to the HVAC system.

Repairs and maintenance increased $9,100 for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995. The primary reason for the increase was increased architectural costs at Lakewood. Partially offsetting the increase was decreased repairs and maintenance expense at Featherwood as a result of the reason stated above and decreased janitorial and cleaning costs at Foxhall.

Property operating expenses increased $45,400 for the six months ended June 30, 1996 when compared to the six months ended June 30,1995. The primary factors which caused the increase were: 1) increased leasing fees resulting from an increase in rental revenues at Rivergate; 2) increased professional fees at Banana River and Rivergate and 3) increased security expense at Lakewood and Featherwood. Partially offsetting the above increases were decreased utilities at Ellis and decreased property management fees at Foxhall. For the quarterly periods under comparison property operating expenses remained relatively stable.

Depreciation and amortization decreased $15,300 and $39,700, respectively for the quarterly and six-month periods under comparison. The decreases were primarily due to the effects of the provisions for value impairment recorded for all of the Partnership properties, excluding Lakewood, during the year ended December 31, 1995.

The Partnership's share of net income from Holiday increased $29,600 and $21,200, respectively for the quarterly and six-month periods under comparison as a result of increased rental revenues and decreased property operating expense. Partially offsetting these increases were increased repairs and maintenance and an increase in taxes paid.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions are treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows, as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                       Comparative Cash Flow
                                                        Results For the Six
                                                           Months Ended
                                                        6/30/96      6/30/95
- -------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $ 2,323,600  $ 2,356,500
Less: Cash Flow from joint venture                       (299,300)    (170,000)
Items of reconciliation:
 Decrease in current assets                                62,800      117,300
 (Decrease) increase in current liabilities               (73,300)      11,800
- -------------------------------------------------------------------------------
Net cash provided by operating activities             $ 2,013,600  $ 2,315,600
- -------------------------------------------------------------------------------
Net cash (used for) provided by investing activities  $(7,887,900) $   116,700
- -------------------------------------------------------------------------------
Net cash (used for) financing activities              $(2,550,700) $(2,160,100)
- -------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $32,900 for the six months ended June 30, 1996 when compared to six months ended June 30, 1995 was primarily due to diminished operating results at Banana River, Lakewood and Foxhall, exclusive of depreciation and amortization, decreased interest income and increased general and administrative expenses, as previously discussed. Partially offsetting the decrease was improved operating results, exclusive of depreciation and amortization, at Ellis, Featherwood and Rivergate.

The decrease in the Partnership's cash position of $8,425,000 as of June 30, 1996 when compared to December 31, 1995 was primarily the result of the investments in debt securities, payments made for capital, tenant improvement and leasing costs and distributions paid to partners exceeding net cash

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) provided by operating activities. Liquid assets (including cash, cash equivalents and investment in debt securities) as of June 30, 1996 were comprised of amounts held for working capital purposes.

The decrease of $302,000 in net cash provided by operating activities for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995 was primarily due to the decrease in net income, previously discussed, partially offset by the timing of the collection of tenant's rental payments.

Net cash provided by (used for) investing activities changed from $116,700 for the six months ended June 30, 1995 to $(7,887,900) for the six months ended June 30, 1996 primarily due to the increase in investments in debt securities, increased payments made for capital, tenant improvement and leasing costs at the Partnership's properties and the timing of distributions received from the Partnership's equity investment in joint venture. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment-grade and generally mature less than one year from their date of purchase. The Partnership maintains working capital reserves to pay for capital expenditures such as capital, tenant improvement and leasing costs. During the six months ended June 30, 1996, the Partnership spent $516,000 for capital, tenant improvement and leasing costs and has projected to spend approximately $500,000 during the remainder of 1996. Of the projected amount, $220,000, $150,000, $70,000, $45,000 and $15,000, relates to anticipated capital, tenant improvement and leasing costs expected to be incurred at Foxhall, Lakewood, Ellis, Banana River and Rivergate, respectively. In addition, approximately $270,000 is projected at Holiday for capital, tenant improvement and leasing costs, some of which may be advanced by the Partnership. Actual amounts expended in 1996 may vary depending on a number of factors including leasing activity and other market conditions throughout the year. The General Partner believes these expenditures are necessary to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

The increase of $390,600 in net cash used for financing activities for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995 was due primarily to an increase in distributions paid to Partners in 1996.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital, tenant improvement and leasing costs necessary to be made at the Partnership's properties during the next several years. For the six months ended June 30, 1996, the Partnership included $223,000 of previously undistributed Cash Flow (as defined in the Partnership Agreement) in its distributions to Partners.

Distributions to Limited Partners for the six months ended June 30, 1996 were declared in the amount of $1,145,900, or $13.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts and/or availability of cash for future distributions to Partners.

As a result of the performance of the Partnership's remaining properties, the General Partner has determined that Sales Proceeds previously reserved for working capital purposes can be distributed to the Limited Partners. Accordingly, the Partnership has declared a special distribution in the amount of $5,008,300, or $59.00, per Unit, to Limited Partners of record as of October 1, 1996. This special distribution will be included with the third quarter distribution to Limited Partners on November 30, 1996.

                           PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
- -------  ---------------------------------

       (a)  Exhibits: None

       (b)  Reports on Form 8-K

              There were no reports filed on Form 8-K during the quarter ended June 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2

                             By:   FIRST CAPITAL FINANCIAL CORPORATION
                                   GENERAL PARTNER

Date:  August 14, 1996       By:   /s/  DOUGLAS CROCKER II
       ---------------             -----------------------
                                        DOUGLAS CROCKER II
                                   President and Chief Executive Officer

Date:  August 14, 1996       By:   /s/ NORMAN M. FIELD
       ---------------             -----------------------
                                       NORMAN M. FIELD
                                   Vice President - Finance and Treasurer