Form 10-Q
period 1996-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 1996-11-13
CIK 727087

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                      September 30, 1996
                          ------------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                     ------------------     -----------------

     Commission File Number                           0-12945
                                     ----------------------------------------


               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                               59-2313852
-------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
-------------------------------------------------------      ------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  __X__   No  _____

DOCUMENTS INCORPORATED BY REFERENCE:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated October 19, 1983, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                          September 30,
                                              1996       December 31,
                                           (Unaudited)       1995
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental
 properties:
 Land                                     $ 10,237,400   $ 10,237,400
 Buildings and improvements                 35,924,000     35,221,500
------------------------------------------------------------------------------
                                            46,161,400     45,458,900
Accumulated depreciation and
 amortization                              (13,497,200)   (12,556,200)
------------------------------------------------------------------------------
 Total investment properties, net of
  accumulated depreciation and
  amortization                              32,664,200     32,902,700
Cash and cash equivalents                    3,040,800     12,268,000
Investments in debt securities               7,695,600
Restricted cash                                 50,000         25,000
Rents receivable                                87,600        169,800
Investment in joint venture                  4,828,400      4,620,200
Other assets (including amount due from
 joint venture of $895,800 and $804,400,
 respectively)                                 917,800        817,400
------------------------------------------------------------------------------
                                          $ 49,284,400   $ 50,803,100
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses    $    450,800   $    491,000
 Due to Affiliates                              81,100         74,900
 Distributions payable                       5,857,100      1,273,300
 Security deposits                             132,800        136,200
 Other liabilities                              68,000        112,200
------------------------------------------------------------------------------
                                             6,589,800      2,087,600
------------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                   (131,300)      (131,300)
 Limited Partners (84,886 Units issued
  and outstanding)                          42,825,900     48,846,800
------------------------------------------------------------------------------
                                            42,694,600     48,715,500
------------------------------------------------------------------------------
                                          $ 49,284,400   $ 50,803,100
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1995                                      $(121,300) $51,849,600  $51,728,300
Net income for the year ended December
 31, 1995                                    471,000    1,326,300    1,797,300
Distributions for the year ended December
 31, 1995                                   (481,000)  (4,329,100)  (4,810,100)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1995                                       (131,300)  48,846,800   48,715,500
Net income for the nine months ended
 September 30, 1996                          339,500    2,043,300    2,382,800
Distributions for the nine months ended
 September 30, 1996                         (339,500)  (8,064,200)  (8,403,700)
-------------------------------------------------------------------------------
Partners' (deficit) capital, September
 30, 1996                                  $(131,300) $42,825,900  $42,694,600
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                         1996       1995
---------------------------------------------------------------------------
Income:
 Rental                                               $1,589,600 $1,502,600
 Interest                                                176,400    199,200
---------------------------------------------------------------------------
                                                       1,766,000  1,701,800
---------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                           315,600    338,600
 Property operating:
 Affiliates                                               87,100     79,700
 Nonaffiliates                                           243,300    259,600
 Real estate taxes                                       139,100    143,300
 Insurance--Affiliate                                     19,400     16,200
 Repairs and maintenance                                 190,800    191,300
 General and administrative:
 Affiliates                                               17,000     32,800
 Nonaffiliates                                            44,400     48,100
---------------------------------------------------------------------------
                                                       1,056,700  1,109,600
---------------------------------------------------------------------------
Net income before income from participation in joint
 venture                                                 709,300    592,200
Income from participation in joint venture                62,600     61,200
---------------------------------------------------------------------------
Net income                                            $  771,900 $  653,400
---------------------------------------------------------------------------
Net income allocated to General Partner               $   84,800 $  122,600
---------------------------------------------------------------------------
Net income allocated to Limited Partners              $  687,100 $  530,800
---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (84,886 Units outstanding)                           $     8.09 $     6.25
---------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                         1996       1995
---------------------------------------------------------------------------
Income:
 Rental                                               $4,779,800 $4,621,100
 Interest                                                532,900    678,000
---------------------------------------------------------------------------
                                                       5,312,700  5,299,100
---------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                           941,000  1,003,700
 Property operating:
 Affiliates                                              290,900    282,200
 Nonaffiliates                                           708,900    681,100
 Real estate taxes                                       415,900    397,700
 Insurance--Affiliate                                     58,100     48,600
 Repairs and maintenance                                 532,700    524,100
 General and administrative:
 Affiliates                                               48,500     55,100
 Nonaffiliates                                           208,500    193,000
---------------------------------------------------------------------------
                                                       3,204,500  3,185,500
---------------------------------------------------------------------------
Net income before income from participation in joint
 venture                                               2,108,200  2,113,600
Income from participation in joint venture               274,600    252,000
---------------------------------------------------------------------------
Net income                                            $2,382,800 $2,365,600
---------------------------------------------------------------------------
Net income allocated to General Partner               $  339,500 $  353,700
---------------------------------------------------------------------------
Net income allocated to Limited Partners              $2,043,300 $2,011,900
---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (84,886 Units outstanding)                           $    24.07 $    23.70
---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1996          1995
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $ 2,382,800   $ 2,365,600
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                             941,000     1,003,700
 (Income) from participation in joint venture             (274,600)     (252,000)
 Changes in assets and liabilities:
  Decrease in rents receivable                              82,200        12,300
  (Increase) decrease in other assets                       (9,000)      160,800
  (Decrease) increase in accounts payable and accrued
   expenses                                                (40,200)       57,700
  Increase in due to Affiliates                              6,200        33,000
  (Decrease) in other liabilities                          (44,200)      (10,600)
---------------------------------------------------------------------------------
   Net cash provided by operating activities             3,044,200     3,370,500
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements             (702,500)     (283,300)
 (Increase) in investments in debt securities           (7,695,600)
 (Increase) in restricted cash                             (25,000)
 (Funding of) loans to joint venture                       (91,400)      (85,400)
 Distributions received from joint venture                  66,400       454,300
---------------------------------------------------------------------------------
   Net cash (used for) provided by investing
    activities                                          (8,448,100)       85,600
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                         (3,819,900)   (3,348,300)
 (Decrease) increase in security deposits                   (3,400)        8,200
---------------------------------------------------------------------------------
   Net cash (used for) financing activities             (3,823,300)   (3,340,100)
---------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents    (9,227,200)      116,000
Cash and cash equivalents at the beginning of the
 period                                                 12,268,000    12,560,400
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period      $3,040,800   $12,676,400
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1995 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and nine months ended September 30, 1996 and 1995. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                        Comparative Operating Results (a)
                     For the Quarters   For the Nine Months
                           Ended               Ended
                     9/30/96  9/30/95   9/30/96    9/30/95
------------------------------------------------------------
FOXHALL SQUARE BUILDING (50%)
Rental revenues      $397,600 $386,500 $1,183,200 $1,223,200
------------------------------------------------------------
Property net income  $ 82,900 $ 96,900 $  334,400 $  338,100
------------------------------------------------------------
Average occupancy         85%      86%        84%        86%
------------------------------------------------------------
LAKEWOOD SQUARE SHOPPING CENTER (50%)
Rental revenues      $332,300 $280,800 $  986,700 $  875,900
------------------------------------------------------------
Property net income  $170,100 $ 97,700 $  479,500 $  435,600
------------------------------------------------------------
Average occupancy         97%      90%        96%        87%
------------------------------------------------------------
ELLIS BUILDING (50%)
Rental revenues      $293,100 $281,800 $  875,300 $  846,400
------------------------------------------------------------
Property net income  $ 91,800 $ 68,500 $  288,000 $  222,700
------------------------------------------------------------
Average occupancy         95%      91%        94%        94%
------------------------------------------------------------
MARKET PLACE AT RIVERGATE SHOPPING CENTER
Rental revenues      $248,100 $236,000 $  771,800 $  720,100
------------------------------------------------------------
Property net income  $128,300 $103,300 $  366,200 $  340,700
------------------------------------------------------------
Average occupancy         94%      93%        97%        92%
------------------------------------------------------------
BANANA RIVER SQUARE SHOPPING CENTER
Rental revenues      $188,900 $190,300 $  563,600 $  573,600
------------------------------------------------------------
Property net income  $ 64,800 $ 77,100 $  194,000 $  228,500
------------------------------------------------------------
Average occupancy         93%      96%        94%        96%
------------------------------------------------------------

12621 FEATHERWOOD BUILDING (50%)
Rental revenues      $129,600 $127,300 $399,100 $381,900
--------------------------------------------------------
Property net income  $ 49,700 $ 30,700 $162,700 $113,500
--------------------------------------------------------
Average occupancy        100%     100%     100%     100%
--------------------------------------------------------

(a) The above table excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, general and administrative expenses and income from participation in joint venture or are related to properties previously owned by the Partnership.

Unless otherwise disclosed, discussions of fluctuations between 1996 and 1995 refer to both the quarters and nine months ended September 30, 1996 and 1995.

Net income increased by $118,500 and $17,200 for the quarter and nine months ended September 30, 1996, respectively, when compared to the quarter and nine months ended September 30, 1995. The primary factors contributing to the increases were improved operating results at Lakewood Square Shopping Center ("Lakewood"), Ellis Building ("Ellis"), 12621 Featherwood Building ("Featherwood") and Marketplace at Rivergate ("Rivergate") as well as decreased general and administrative expenses for printing, mailing and data processing costs. Partially offsetting the increases were decreases in interest income which were the result of decreases in rates available on short-term investments and to a lesser extent in the cash available for investment and diminished operating results at Banana River Square Shopping Center ("Banana River") and Foxhall Square Building ("Foxhall"). Also partially offsetting the income for the nine-month comparable periods was an increase in accounting fees and taxes paid at the state and county level.

Rental revenues increased by $87,000 or 5.8% and $158,700 or 3.4% for the quarter and nine months ended September 30, 1996, respectively, when compared to the quarter and nine months ended September 30, 1995. The primary factors which caused the increases were: 1) increased tenant real estate tax expense reimbursements at Featherwood, Lakewood and Ellis; 2) increases in base rents at Lakewood and Rivergate as a result of increases in the average occupancy rates and 3) increases in common area maintenance reimbursements at Lakewood and Banana River. Partially offsetting the increases were decreases in rental revenues at Foxhall which were the result of decreased base rental income due to decreases in the average occupancy rate and revenues generated by the parking facility.

Real estate tax expense increased by $18,200 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995. The increase was primarily due to the receipt of refunds in 1995 for prior years' real estate taxes at Lakewood and Rivergate. The increase was partially offset by decreases in real estate taxes at Foxhall and Featherwood due to a reduction in the assessed valuation of the properties for real estate tax purposes. Real estate tax expense remained relatively unchanged for the quarterly periods under comparison.

Repairs and maintenance expense increased by $8,600 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995. The primary reason for the increase was increases in architectural costs at Lakewood and repairs to the HVAC system at Foxhall and the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) roof at Banana River. Partially offsetting the increase were decreases in repairs to the HVAC system at Featherwood and the roof at Rivergate. Repairs and maintenance expense remained relatively unchanged for the quarterly periods under comparison.

Property operating expenses decreased by $8,900 for the quarter ended September 30, 1996 when compared to the quarter ended September 30, 1995. The decrease was primarily the result of a decrease in professional services at Lakewood and a decrease in salaries at Ellis. The decrease was partially offset by an increase in utility costs at Foxhall.

Property operating expenses increased by $36,500 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995. The increase was primarily the result of increases in utilities at Foxhall, security at Lakewood and professional services at Rivergate and Banana River. The increase was partially offset by a decrease in professional services at Lakewood and utility costs at Ellis.

Depreciation and amortization expense decreased $23,000 and $62,700 for the quarter and nine months ended September 30, 1996, respectively, when compared to the quarter and nine months ended September 30, 1995. The decreases were primarily due to the effects of the provisions for value impairment recorded for the Partnership's properties during the year ended December 31, 1995.

The Partnership's share of net income from Holiday Office Park North and South ("Holiday") increased by $1,400 and $22,600, respectively, for the quarterly and nine-month periods under comparison. The increases were primarily the result of increased rental revenues due to an increase in occupancy and decreased property operating expense primarily resulting from a decrease in utilities, partially offset by increased repairs and maintenance expenses.

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

                                                       Comparative Cash Flow
                                                       Results For the Nine
                                                           Months Ended
                                                        9/30/96      9/30/95
-------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $ 3,457,300  $ 3,463,300
Less: Cash Flow (as defined in joint venture
 agreement) from joint venture                           (408,100)    (346,000)
Items of reconciliation:
 Decrease in current assets                                73,200      173,100
 (Decrease) increase in current liabilities               (78,200)      80,100
-------------------------------------------------------------------------------
Net cash provided by operating activities             $ 3,044,200  $ 3,370,500
-------------------------------------------------------------------------------
Net cash (used for) provided by investing activities  $(8,448,100) $    85,600
-------------------------------------------------------------------------------
Net cash (used for) financing activities              $(3,823,300) $(3,340,100)
-------------------------------------------------------------------------------

Cash Flow (as defined in the Partnership Agreement) remained relatively unchanged for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995. Notable items during the periods under comparison were decreased interest income, as previously discussed, diminished operating results at Banana River and Foxhall and improved operating results at Ellis, Lakewood and Featherwood, exclusive of depreciation and amortization.

The decrease in the Partnership's cash position of $9,227,200 as of September 30, 1996 when compared to December 31, 1995 was primarily the result of investments in debt securities, payments made for capital and tenant improvements and leasing costs and distributions paid to partners exceeding net cash provided by operating activities. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of September 30, 1996 are comprised of undistributed Sales Proceeds and Cash Flow (as defined in the Partnership Agreement) held for working capital purposes.

The decrease of $326,300 in net cash provided by operating activities for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995 was primarily due to the receipt of a rebate in 1995 for the replacement of the air conditioner at Foxhall along with the timing of the payment of expenses at Foxhall, Ellis and Holiday. The decrease was partially offset by the increase in operating results, exclusive of depreciation and amortization, as previously discussed.

Net cash provided by (used for) investing activities changed from $85,600 for the nine months ended September 30, 1995 to $(8,448,100) for the nine months ended September 30, 1996. The change was primarily due to the increase in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) investments in debt securities, payments for capital and tenant improvements and leasing costs at the Partnership's properties and the reduction in the amount of distributions received from the Partnership's equity investment in Holiday. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment grade and generally mature less than one year from their date of purchase. The Partnership maintains working capital reserves to pay for capital expenditures such as capital and tenant improvements and leasing costs. During the nine months ended September 30, 1996, the Partnership spent $702,500 at its consolidated properties for building improvements and leasing costs and has projected to spend approximately $170,000 during the remainder of 1996. Of the projected amount, $100,000 and $30,000 relates to anticipated improvement and leasing costs expected to be incurred at Foxhall and Ellis, respectively. Actual amounts expended may vary depending on a number of factors including leasing activity and other market conditions throughout the year. The General Partner believes these expenditures are necessary to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition. The reduction in distributions from Holiday is the result of increased tenant improvements during 1996 when compared to 1995.

The increase of $483,200 in net cash used for financing activities for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995 was due primarily to an increase in distributions paid to Partners during 1996.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. As a result, cash continues to be retained to supplement working capital reserves. Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves for the nine months ended September 30, 1996 amounted to $61,900.

Distributions to Limited Partners for the nine months ended September 30, 1996 were declared in the amount of $764,000, or $9.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

As a result of the performance of the Partnership's remaining properties, the General Partner has determined that Sales Proceeds previously reserved for working capital purposes can be distributed to the Limited Partners. Accordingly, the Partnership has declared a special distribution in the amount of $5,008,300 or $59.00 per Unit, to Limited Partners of record as of October 1, 1996. This special distribution will be included with the third quarter distribution to Limited Partners on November 30, 1996.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1996
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996.

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

Commercial rental properties held for investment are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts, if any, allocated to land and value impairments) on the straight-line method over their estimated useful lives. Upon classifying a commercial rental property as held for disposition, no further depreciation or amortization of such property is provided for in the financial statements. Lease acquisition fees are recorded at cost and amortized on the straight-line method over the life of each respective lease. Maintenance and repair costs are expensed against operations as incurred; expenditures for improvements are capitalized to the appropriate property accounts and depreciated on the straight-line method over the estimated life of such improvements.

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets is impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard also addressed the accounting for long-lived assets that are expected to be disposed of. The adoption of the Standard did not have a material effect on the Partnership's financial statements. Evaluation of the potential impairment of the value of the Partnership's assets is performed on an individual property basis.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

Investments in debt securities are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements. At September 30, 1996, these securities had a fair market value of $7,693,400 and unrealized losses of $2,200. Substantially all of these securities had maturities of less than one year when purchased.

Certain reclassifications have been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. These reclassifications have no effect on net income or Partners' (deficit) capital.

Reference is made to the Partnership's annual report for the year ended December 31, 1995 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' (deficit) capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of

(Unaudited)
Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and nine months ended September 30, 1996, the General Partner was entitled to a Partnership Management Fee, and accordingly, allocated Net Profits, of $84,800 and $339,500, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1996 were as follows:


                                                          Paid
                                                  --------------------
                                                  Quarter  Nine Months Payable
------------------------------------------------------------------------------
Property management and leasing fees              $ 81,000  $250,900   $26,400
Reimbursement of property insurance premiums, at
 cost                                               19,400    58,100      None
Real estate commissions (a)                           None      None    40,300
Reimbursement of expenses, at cost:
 --Accounting                                        6,200    30,100     9,700
 --Investor  communications                          2,800    13,600     4,700
 --Legal                                             9,600    40,400      None
 --Other                                             4,200     7,100      None
------------------------------------------------------------------------------
                                                  $123,200  $400,200   $81,100
------------------------------------------------------------------------------

(a) As of September 30, 1996, the Partnership owed $40,300 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

                           PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
----------------------------------------

        (a)  Exhibits:  None

        (b)  Reports on Form 8-K

        There were no reports filed on Form 8-K during the quarter ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2

                              By:  FIRST CAPITAL FINANCIAL CORPORATION
                                   GENERAL PARTNER

Date:  November 13, 1996      By:  /s/  DOUGLAS CROCKER II
       -----------------          --------------------------------------------
                                        DOUGLAS CROCKER II
                                  President and Chief Executive Officer

Date:  November 13, 1996      By:  /s/  NORMAN M. FIELD
       -----------------         ---------------------------------------------
                                        NORMAN M. FIELD
                                  Vice President - Finance and Treasurer