Form 10-K405
period 1996-12-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 1997-03-31
CIK 727087

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                 December 31, 1996
                               -------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------    ---------------------
     Commission File Number                          0-12945
                            ----------------------------------------------------

               First Capital Institutional Real Estate, Ltd. - 2
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                                 59-2313852
-------------------------------                              -------------------------
(State or other jurisdiction of                                  (I.R.S. Employer
incorporation or organization)                                  Identification No.)

Two North Riverside Plaza, Suite 1100, Chicago, Illinois            60606-2607
--------------------------------------------------------     -------------------------
        (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code                (312) 207-0020
                                                             -------------------------

Securities registered pursuant to Section 12(b) of the Act:            NONE
                                                             -------------------------

Securities registered pursuant to Section 12(g) of the Act:  Limited Partnership Units
                                                             -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Documents incorporated by reference:

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

Exhibit Index - Page A-1
------------------------

                                    PART I

ITEM 1.   BUSINESS
-------   --------

The registrant, First Capital Institutional Real Estate, Ltd.- 2 (the "Partnership"), is a limited partnership organized in 1983 under the Florida Uniform Limited Partnership Law. The Partnership sold 84,886 Limited Partnership Units (the "Units") to the public from November 1983 to October 1984, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration Statement No. 2-86361). Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The business of the Partnership is to invest primarily in existing, improved, income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of income-producing real estate. From May 1984 to May 1986, the Partnership made seven real property investments and purchased 50% interests in four joint ventures which were each formed with an Affiliated partnership for the purpose of acquiring a 100% interest in certain real property. In addition, in January 1987 the Partnership formed a joint venture with an Affiliated partnership (the "Joint Venture"), in which they are each 50% partners. The Joint Venture was formed for the purpose of entering into a limited partnership agreement with an unaffiliated third party to which the Joint Venture contributed 75% of the total purchase price of a property in order to obtain a preferred majority interest in the limited partnership. All of the Partnership's joint ventures are operated under the common control of First Capital Financial Corporation (the "General Partner"). Through December 31, 1996, the Partnership has sold five real property investments.

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

As of March 1, 1997, there were 14 employees at the Partnership's properties for on-site property maintenance and administration.

ITEM 2.   PROPERTIES (a)(b)
-------   -----------------


As of December 31, 1996, the Partnership owned, directly or through a joint venture, the following seven property interests, all of which were owned in fee simple.

                                                                       Net Leasable       Number of
             Property Name                        Location             Sq. Footage       Tenants (c)
---------------------------------------      -------------------       ------------      -----------

Shopping Centers:
-----------------
Lakewood Square (50%)                        Lakewood, California        150,711           32 (1)

Market Place at Rivergate                    Nashville, Tennessee        104,411           14 (2)

Banana River Square                          Cocoa Beach, Florida         81,433           20 (2)

Office Buildings:
-----------------
Foxhall Square Building (50%)                Washington D.C.             141,902             66

Ellis Building (50%)                         Sarasota, Florida           130,189           31 (2)

12621 Featherwood Building (50%)             Houston, Texas               88,811            (d)

Holiday Office Park North and South (e)      Lansing, Michigan           398,228           78 (1)


 a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

 b) For Federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land) and all improvements thereafter, over useful lives ranging from 18 years utilizing Accelerated Cost Recovery System to 40 years utilizing the straight-line method. The Partnership's portion of real estate taxes for Holiday Office Park North and South ("Holiday"), Foxhall Square Building ("Foxhall"), Lakewood Square Shopping Center ("Lakewood"), Banana River Square Shopping Center ("Banana River"), Ellis Building ("Ellis"), Market Place at Rivergate Shopping Center ("Rivergate"), the Partnership's most significant properties, was $189,400, $162,500, $103,200, $82,900,
    $80,000 and $50,900, respectively. In the opinion of the General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

 c) Represents the total number of tenants, as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

 d) Sole tenant vacated building on December 14, 1996.

 e) The Partnership owns a 50% interest in a joint venture which owns a 75% preferred majority interest in this property.

The following table presents each of the Partnership's most significant properties' occupancy rates as of December 31 for each of the last five years:

 Property Name    1996   1995   1994   1993   1992
---------------   ----   ----   ----   ----   ----
Lakewood           95%    96%    84%    86%    94%

Rivergate          94%   100%    88%    82%    62%

Banana River       94%    97%    93%    95%    93%

Holiday            85%    82%    73%    84%    76%

Foxhall            89%    83%    88%    85%    82%

Ellis              97%    93%    95%    86%    96%


The amounts in the following table represent each of the Partnership's most significant properties' average annual rental rate per square foot for each of the last five years ended December 31 which were computed by dividing each property's base rental revenues by its average occupied square footage:


 Property Name    1996    1995    1994    1993    1992
---------------  ------  ------  ------  ------  ------
Lakewood         $14.09  $13.67  $14.56  $14.17  $15.15

Rivergate        $ 8.42  $ 7.96  $ 7.39  $ 6.86  $ 6.25

Banana River     $ 8.09  $ 7.64  $ 7.26  $ 6.80  $ 7.51

Holiday          $ 9.09  $ 8.86  $ 9.32  $ 8.57  $ 8.36

Foxhall          $22.80  $22.99  $22.64  $21.94  $21.94

Ellis            $13.96  $13.79  $13.32  $13.08  $12.57

The following table summarizes the principal provisions of the leases for the tenants which occupy ten percent or more of the rentable square footage at each of the Partnership's most significant properties. No individual tenant at Foxhall, one of the significant properties, occupies ten percent or more of the rentable square footage.


                               Partnership's Share of per annum
                                      Base Rents (a) for                                   Percentage of Net
                           ---------------------------------------                              Leasable         Renewal Options
                                                   Final Twelve      Expiration Date of      Square Footage     (Renewal Options
                                1997              Months of Lease          Lease                Occupied            / Years)
                           --------------       ------------------   -------------------- ------------------   ----------------
Lakewood
--------

Cost Plus
  (specialty store)        $     123,500       $           123,500         10/28/07                   13%               2/10

Rivergate
---------

Marshalls
  (department store)       $     188,500       $           188,500          1/31/00                   25%                2/5
Office Max
  (office supply store)    $     141,000       $           141,000          1/31/04                   23%                3/5

Banana River
------------

Eckerd Drugs
  (drugstore)              $      64,800       $            64,800          3/12/03                   13%                4/5

Publix
  (drugstore)              $     203,200       $           203,200          6/30/03                   45%                4/5

Holiday
-------

Michigan Public Service
  Commission
  (state government
   administration)         $     373,700       $           373,700          8/31/00                   18%               None

Ellis
-----

NationsBank
  (bank)                   $     407,300       $           408,800          3/09/01                   43%                4/5

University Club
  (restaurant/banquet
   facility)               $      50,300       $            50,300          4/28/01                   10%               None


   a) The Partnership's share of per annum base rents for each of the tenants listed above for the years between 1997 and the final twelve months of each of the above leases is no lesser or greater than the amounts listed in the above table.

-------  ----------

The amounts in the following table represent the Partnership's portion of income from leases in the year of expiration (assuming no lease renewals) for the Partnership's most significant properties through the year ending December 31, 2006:



                                     Base Rents in    % of Total
            Number                     Year of        Base Rents
Year      of Tenants  Square Feet    Expiration (a)       (b)
----    ------------ -------------   --------------   ----------
1997          42       69,817            $329,000        5.33%
1998          53      120,124            $482,700        8.78%
1999          39       92,144            $427,100        9.09%
2000          22      166,349            $600,100       15.48%
2001          34      173,156            $317,600       13.24%
2002          10       42,541            $222,600       11.10%
2003          15       73,211            $297,600       19.63%
2004           3       36,933            $ 95,600        9.24%
2005           7       38,364            $250,000       31.90%
2006           7       30,372            $229,600       53.24%


     a) Represents the Partnership's portion of base rents to be collected each year on expiring leases.

     a) Represents the Partnership's portion of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases existing as of December 31, 1996.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1996. Ordinary routine litigation incidental to the business which is not deemed material was pursued during the quarter ended December 31, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

(a,b,c & d)  None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
-------  ----------------------------------------------------------------------

There has not been, nor  is there expected to be, a public market for units.

As of March 1, 1997, there were 13,221 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          ------------------------------------------------------------
                             1996        1995        1994         1993        1992
---------------------------------------------------------------------------------------
Total revenues            $ 7,003,700 $ 7,054,400 $ 6,715,900  $ 7,725,700 $ 6,768,700
Net income (loss)         $ 3,203,200 $ 1,797,300 $(1,017,200) $ 3,222,100 $  (439,300)
Net income (loss)
 allocated to Limited
 Partners                 $ 2,778,800 $ 1,326,300 $(1,324,200) $ 3,025,800 $  (738,200)
Net income (loss)
 allocated to Limited
 Partners per Unit
 (84,886 Units
 outstanding)             $     32.74 $     15.62 $    (15.60) $     35.65 $     (8.70)
Total assets              $44,166,200 $50,803,100 $53,442,100  $57,394,300 $56,366,300
Distributions to Limited
 Partners per Unit
 (84,886 Units
 outstanding) (b)         $    104.00 $     51.00 $     35.50  $     21.20 $     35.00
Return of capital to
 Limited Partners per
 Unit (84,886 Units
 outstanding)(a)          $     71.26 $     35.38 $     35.50         None $     35.00
OTHER DATA:
Investment in:
 Commercial rental
  properties (net of
  accumulated
  depreciation and
  amortization)           $32,480,000 $32,902,700 $34,620,300  $40,639,300 $42,321,900
 Real estate joint
  venture                 $ 4,937,100 $ 4,620,200 $ 5,234,600  $ 6,022,300 $ 6,401,700
Number of real property
 interests owned at
 December 31                        7           7           7            8           9
---------------------------------------------------------------------------------------

(a) For the purposes of this table, return of capital represents either: 1) the amount by which distributions, if any, exceed net income for the respective year or 2) total distributions, if any, when the Partnership incurs a net loss for the respective year. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.
(b) Distributions to Limited Partners per Unit for the year ended December 31, 1996 included Sales Proceeds of $59.00.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                       For the Years Ended December 31,
                          ---------------------------------------------------------------
                             1996         1995         1994         1993         1992
------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $ 4,657,000  $ 4,742,800  $ 4,118,700  $ 5,360,100  $ 4,266,900
Items of reconciliation:
 (Cash Flow) from joint
  venture                    (574,700)    (490,900)    (493,100)    (471,800)    (269,400)
 Changes in current
  assets and
  liabilities:
  Decrease (increase) in
   current assets              23,900       74,100      138,700      (43,700)      76,800
  (Decrease) increase in
   current liabilities       (164,600)     118,200     (118,500)     117,200       51,500
------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $ 3,941,600  $ 4,444,200  $ 3,645,800  $ 4,961,800  $ 4,125,800
------------------------------------------------------------------------------------------
Net cash (used for)
 provided by investing
 activities               $(1,960,700) $  (182,100) $ 2,228,700  $   168,600  $   401,300
------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(9,675,500) $(4,554,500) $(2,816,500) $(2,311,300) $(3,313,800)
------------------------------------------------------------------------------------------

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

The Partnership commenced the Offering of Units on November 10, 1983 and began operations on December 5, 1983, after achieving the required minimum subscription level. On October 15, 1984, the Offering was terminated upon the sale of 84,886 Units. From May 1984 to January 1987, the Partnership made seven real property investments and purchased 50% interests in four joint ventures which were each formed with an Affiliated partnership for the purpose of acquiring a 100% interest in certain real property. In addition, in January 1987 the Partnership formed a joint venture with an Affiliated partnership (the "Joint Venture"), in which they are each 50% partners. The Joint Venture was formed for the purpose of entering into a limited partnership agreement with an unaffiliated third party to which the Joint Venture contributed 75% of the total purchase price of a property in order to obtain a preferred majority interest in the limited partnership. All of the Partnership's joint ventures are operated under the common control of First Capital Financial Corporation (the "General Partner").

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1991 the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. Through December 31, 1996, the Partnership has sold five real property investments.

As disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, the lease for the tenant occupying 100% of the net leasable area of 12621 Featherwood Building ("Featherwood") expired in December 1996. Upon expiration of the lease, the tenant has vacated the property. The General Partner is evaluating alternatives for the property, including costs associated with converting the property into a multi-tenant building or the possible sale of the property.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of the Partnership's properties for the years ended December 31, 1996, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                          Comparative Operating Results
                                       (a)
                         For the Years Ended December 31,
                         --------------------------------
                            1996       1995       1994
---------------------------------------------------------
FOXHALL SQUARE BUILDING (50%)
Rental revenues          $1,576,900 $1,643,500 $1,634,200
---------------------------------------------------------
Property net income (b)  $  455,700 $  483,800 $  449,400
---------------------------------------------------------
Average occupancy               85%        85%        86%
---------------------------------------------------------
LAKEWOOD SQUARE SHOPPING CENTER (50%)
Rental revenues          $1,297,700 $1,170,100 $1,168,900
---------------------------------------------------------
Property net income      $  641,100 $  602,500 $  496,600
---------------------------------------------------------
Average occupancy               96%        91%        84%
---------------------------------------------------------
ELLIS BUILDING (50%)
Rental revenues          $1,182,700 $1,121,400 $1,118,300
---------------------------------------------------------
Property net income (b)  $  373,600 $  289,400 $  324,900
---------------------------------------------------------
Average occupancy               95%        93%        94%
---------------------------------------------------------
MARKET PLACE AT RIVERGATE SHOPPING CENTER
Rental revenues          $1,018,900 $  956,000 $  835,200
---------------------------------------------------------
Property net income      $  495,200 $  464,600 $  322,600
---------------------------------------------------------
Average occupancy               96%        94%        87%
---------------------------------------------------------
BANANA RIVER SQUARE SHOPPING CENTER
Rental revenues          $  760,300 $  779,500 $  691,400
---------------------------------------------------------
Property net income      $  309,600 $  320,800 $  236,100
---------------------------------------------------------
Average occupancy               94%        96%        94%
---------------------------------------------------------
12621 FEATHERWOOD BUILDING (50%)
Rental revenues          $  506,000 $  498,700 $  456,600
---------------------------------------------------------
Property net income (b)  $  197,300 $  154,400 $   94,800
---------------------------------------------------------
Average occupancy (c)           (c)       100%       100%
---------------------------------------------------------
HOLIDAY OFFICE PARK NORTH AND SOUTH (50%)
Rental revenues          $1,585,300 $1,410,400 $1,464,300
---------------------------------------------------------
Property net income (b)  $  383,300 $  279,000 $  202,600
---------------------------------------------------------
Average occupancy (c)           84%        79%        79%
---------------------------------------------------------
NORWEST PLAZA (d)
Rental revenues                                $  272,400
---------------------------------------------------------
Property net income                            $   67,200
---------------------------------------------------------
Average occupancy                                     94%
---------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties previously owned by the Partnership. The Partnership's share of results from its participation in a joint venture, treated on the equity method, is included above.
(b) Property net income excludes losses from provisions for value impairment which are included in the Statement of Income and Expenses. For additional information see Note 7 of Notes to the Financial Statements.
(c) Property has been vacant since December 14, 1996. Prior to that it was 100% occupied by a single tenant.
(d) Norwest Plaza ("Norwest"), formerly known as the United Bank of Arizona, was sold on June 8, 1994. Property net income excludes the (loss) on the sale of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

   the property of $(1,276,600) which was included in the Statement of Income and Expenses for the year ended December 31, 1994. For additional information regarding this transaction see Note 6 of Notes to Financial Statements.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995
Net income increased by $1,405,900 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The increase was primarily the result of provisions for value impairment totaling $1,400,000 recorded during 1995. Included in the total is the Partnership's share of the provision for value impairment recorded at Holiday Office Park North and South ("Holiday") of $400,000, which is accounted for on the equity method by the Partnership. Net income exclusive of the provisions for value impairment remained relatively unchanged for the years under comparison. The Partnership experienced improved operating results at Lakewood Square Shopping Center ("Lakewood"), Ellis Building ("Ellis"), 12621 Featherwood Building ("Featherwood") and Marketplace at Rivergate Shopping Center ("Rivergate"). Offsetting this was a decrease in interest income which was the result of a decrease in rates and cash available for short-term investment, slightly diminished operating results at Banana River Square Shopping Center ("Banana River") and Foxhall Square Building ("Foxhall") and an increase in general and administrative expenses resulting from the settlement of a state of Florida intangible tax audit.

Rental revenues increased by $173,300 or 2.8% for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The primary factors which caused the increases were: 1) increased tenant real estate tax expense reimbursements at Ellis, Featherwood and Lakewood; 2) increased base rent at Lakewood and Rivergate as a result of increases in the average rental and occupancy rates and 3) increased common area maintenance reimbursements at Lakewood. Partially offsetting the increase was decreased tenant real estate tax expense reimbursements at Foxhall and Banana River along with a decrease in percentage rental income at Foxhall.

Depreciation and amortization expense decreased by $71,100 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The decrease was primarily due to the effects of provisions for value impairment recorded on the Partnerships properties during the year ended December 31, 1995.

Repairs and maintenance expense decreased by $46,300 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The decrease was primarily the result of the decrease in repairs to the HVAC system at Featherwood and roof at Rivergate along with a decrease in expenditures for supplies at Banana River.

Property operating expenses increased by $113,300 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The increase was primarily the result of increases in salaries and utilities at Foxhall, security at Lakewood and management fees at Rivergate. The increase in management fee expense is the result of the portion of management fees that are capitalizable and amortizable as leasing costs being less during 1996 than 1995.

Real estate tax and insurance expense remained relatively unchanged for the years under comparison.

The Partnership's share of net income, exclusive of the provision for value impairment of $400,000 recorded during 1995, from Holiday increased by $104,300 for the years under comparison. The increase was primarily the result of increased rental revenues due to an increase in average occupancy and rental rates. The increase was partially offset by increased property operating and repair and maintenance expenses which were primarily the result of an increase in stormwater fees and electricity costs, along with an increase in snow removal costs due to an increase in snowfall in 1996.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994
Net results improved by $2,814,500 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The effects of the sale of a Partnership property together with the provisions for value impairment reported for the years ended December 31, 1995 and 1994 had a significant impact on the comparison of net income (loss). The Partnership reported provisions for value impairment in the amount of $1,400,000 and $2,172,400 for the years ended December 31, 1995 and 1994, respectively, which includes the Partnership's share of such provisions for Holiday. Also impacting the change in net results was the 1994 sale of Norwest. The 1994 operating results of Norwest, including the (loss) on sale, amounted to $(1,209,400).

Net income, exclusive of the provisions for value impairment and the effects of the operating results and (loss) on sale of Norwest, increased by $826,400 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The primary reasons for the increase in net income were: 1) improved operating results at Foxhall, Lakewood, Banana River, Rivergate and Featherwood; 2) increased interest income resulting from an increase in rates available on the Partnership's short-term investments; 3) improved results from the Partnership's equity investment in Holiday and 4) decreased general and administrative expenses primarily due to a decrease in data processing costs. Partially offsetting the increase in net income for the years under comparison was decreased operating results at Ellis.

For purposes of the following discussion, the operating results of Norwest have been excluded.

Rental revenues increased by $264,600 or 4.5% for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The primary factors which contributed to the increase in rental revenues were: 1) increased base rental income at Rivergate due to an increase in the average occupancy rate; 2) increased base rental income and tenant expense reimbursements for common area costs and real estate taxes at Banana River resulting from an increase in the average occupancy rate; 3) increased base rental rates and tenant expense reimbursements for real estate tax escalations and common area costs at Featherwood and 4) increased base rental income, due to an increase in rental rates, and tenant expense reimbursements at Foxhall.

Real estate tax expense decreased by $69,400 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The decrease was primarily due to the receipt of partial refunds in 1995 of 1993/1994 real estate

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

taxes for Lakewood and Rivergate and a decrease in the assessed value for real estate tax purposes for Featherwood. Partially offsetting the decrease was an increase in expense at Foxhall. Although the assessed value at Foxhall has decreased and the actual taxes paid in 1995 were lower than in 1994, real estate tax expense was higher in 1995 due to the fact that 1994 included a partial refund of real estate taxes for the 1992/1993 tax year.

Property operating expenses decreased by $82,600 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The primary factors which caused the decrease were: 1) decreased professional fees at Rivergate; 2) decreased utilities at Foxhall and Featherwood and 3) decreased management fees at Lakewood, Rivergate and Foxhall. The decrease in management fee expense is the result of the portion of management fees that are capitalizable and amortizable as leasing costs being greater during 1995 than 1994. Partially offsetting the decrease in property operating expenses was increased security costs at Lakewood and Featherwood and increased management fees at Ellis, which was the result of a decrease in 1995 in leasing related costs paid to outside brokers.

Repairs and maintenance expense increased by $65,400 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The primary factors which caused the increase for the comparable periods were: 1) increased supplies and minor roof and plumbing repairs at Banana River; 2) increased cleaning supplies and uniforms at Ellis; 3) increased repairs and maintenance associated with patching and resurfacing and striping of the parking lots at Lakewood and Rivergate and 4) increased repairs and maintenance expense at Featherwood resulting from an increase in minor repairs required to maintain the HVAC system.

Exclusive of the provisions for value impairment, the Partnership's equity interest in the net income at Holiday increased $76,400 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The increase in net income was primarily the result of decreased repairs and maintenance, real estate taxes and insurance expense. Partially offsetting the increase in net income was decreased rental revenues.

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

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenants' lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for the following: 1) annual rent increases based on the Consumer Price Index or graduated rental increases, 2) percentage rentals at shopping centers, for which the Partnership receives as additional rent, a percentage of a tenant's sales over predetermined amounts, and 3) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its existing properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flow as determined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. The General Partner believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flow as determined by GAAP. The second table in Selected Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

Cash Flow (as defined in the Partnership Agreement) for the year ended December 31, 1996 was $4,657,000, a decrease of $85,800 when compared to the year ended December 31, 1995. This decrease is predominately the result of diminished interest income partially offset by improved operating results, exclusive of depreciation, amortization and provisions for value impairment, at the Partnership's properties.

The decrease in the Partnership's cash position of $7,694,600 as of December 31, 1996 when compared to December 31, 1995 was primarily the result of the special distribution of Sales Proceeds to Limited Partners on November 30, 1996, as further discussed below. In addition, regular distributions to Partners, investments in debt securities and expenditures for capital and tenant improvements and leasing costs exceeded net cash provided by operating activities. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of December 31, 1996 were comprised of amounts held for working capital purposes. In addition, the Partnership's undistributed share of cash and cash equivalents at Holiday approximated $419,000 as of December 31, 1996.

Net cash provided by operating activities continues to be a primary source of funds to the Partnership. The decrease of $502,600 in net cash provided by operating activities for the year ended December 31, 1996 when compared to the year ended December 31, 1995 was primarily due to the receipt of a rebate in 1995 for the replacement of the air conditioner at Foxhall along with the decrease in net income, exclusive of depreciation, amortization and provisions for value impairment, as previously discussed, and the timing of the collection of certain assets and the payment of certain expenses at Foxhall.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

The increase of $1,778,600 in net cash used for investing activities for the year ended December 31, 1996 when compared to the year ended December 31, 1995 was primarily due to an increase in investments in debt securities along with a decrease in distributions received from the Partnership's equity investment in Holiday. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held for working capital purposes. These investments are of investment grade and generally mature less than one year from their date of purchase. The Partnership maintains working capital reserves to pay for capital expenditures such as capital and tenant improvements and leasing costs. During the year ended December 31, 1996, the Partnership spent $839,700 at its consolidated properties for capital and tenant improvements and leasing costs and has budgeted to spend approximately $825,000 during 1997. Included in the 1997 budgeted amount are capital and tenant improvements and leasing costs of approximately $325,000, $200,000 and $175,000, at Foxhall, Banana River and Ellis, respectively. In addition, the Partnership's share of amounts spent for building and tenant improvements and leasing costs at Holiday during 1996 amounted to $448,900. The Partnership's share of amounts budgeted to be spent at Holiday in 1997 is approximately $225,000. Actual amounts expended may vary depending on a number of factors including leasing activity and other market conditions throughout the year. The General Partner believes these expenditures are necessary to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

The increase of $5,121,000 in net cash used for financing activities for the year ended December 31, 1996 when compared to the year ended December 31, 1995 was primarily due to the special distribution of Sales Proceeds to Limited Partners on November 30, 1996. As a result of the performance of the Partnership's remaining properties, the General Partner determined that Sales Proceeds previously reserved for working capital purposes could be distributed to the Limited Partners. Accordingly, the Partnership declared and paid this special distribution in the amount of $5,008,300, or $59.00 per Unit, on November 30, 1996 to Limited Partners of record as of October 1, 1996.

On December 14, 1996, the sole tenant occupying Featherwood vacated the premises upon the expiration of their lease. The General Partner is evaluating options, including marketing the property for sale and retenanting the building which is projected to cost the Partnership as much as $600,000 if the building is converted from single tenant to multi-tenant use.

In December 1996, the General Partner became aware of the existence of hazardous substances in the ground under Lakewood. The source of the hazardous substances is believed to emanate from a tenant operating a dry cleaning business at Lakewood. The Partnership and its Affiliated partner in the joint venture which owns Lakewood are currently utilizing consultants to evaluate the matter and propose courses of action. The effects on the Partnership cannot be determined at this time as the costs associated with this matter are not presently determinable.

The General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. As a result, cash continues to be retained to supplement working capital reserves. Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves for the year ended December 31, 1996 amounted to $412,800.

Distributions to Limited Partners for the quarter ended December 31, 1996 were declared in the amount of $764,000, or $9.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(a) DIRECTORS
-------------


    The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March 28, 1997, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1997.

       Name                                     Office
       ----                                     ------

    Samuel Zell.................................Chairman of the Board
    Douglas Crocker II..........................Director
    Sheli Z. Rosenberg..........................Director

    Samuel Zell, 55, has been a Director of the General Partner since 1983 (Chairman of the Board since December 1985) and is Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc. ("EGI"), and is a trustee and beneficiary of a general partner of Equity Holdings Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Anixter International Inc., American Classic Voyages Co. and Manufactured Home Communities, Inc. ("MHC"). He is Chairman of the Board of Trustees of Equity Residential Properties Trust. He is a director of Chart House Enterprises, Inc., Ramco Energy plc, TeleTech Holding, Inc., Quality Food Centers, Inc. ("QFC") and Sealy Corporation. He is Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Co-Chairman of the Board of Revco D.S., Inc.

    Douglas Crocker II, 56, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been an Executive Vice President of EFMC since November 1992. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June, 1992 at which time the Resolution Trust Company took control of Republic. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc.

    Sheli Z. Rosenberg, 55, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of EFMC and EGI since November 1994; has been a Director of Great American Management and Investment, Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a Director of Anixter International Inc., Capsure Holdings Corp., American Classic Voyages Co., Jacor Communications, Inc., Revco D.S., Inc., Sealy Corporation, MHC and QFC. She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

--------  --------------------------------------------------

(b,c & e) EXECUTIVE OFFICERS
----------------------------

  The Partnership does not have any executive officers. The executive officers of the General Partner as of March 28, 1997 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

       Name                                      Office
       ----                                      ------

  Douglas Crocker II...................President and Chief Executive Officer
  Gus J. Athas.........................Senior Vice President
  Norman M. Field......................Vice President - Finance and Treasurer

  PRESIDENT AND CEO - See Table of Directors above.
  -----------------

  Gus J. Athas, 60, has been Senior Vice President of the General Partner since March 1995. Mr. Athas has served as Senior Vice President, General Counsel and Assistant Secretary of Great American since March 1995. Mr. Athas has served as Senior Vice President, General Counsel and Secretary of Falcon Building Products, Inc. since March 1994 and served as Vice President and Secretary from January 1994 to March 1994. Mr. Athas has served as Senior Vice President, General Counsel and Secretary of Eagle Industries, Inc. ("Eagle") since May 1993. From September 1992 to May 1993, Mr. Athas was Vice President, General Counsel and Secretary of Eagle. From November 1987 to September 1992, Mr. Athas served as Vice President, General Counsel and Assistant Secretary of Eagle.

  Norman M. Field, 48, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field had been Treasurer of Benefit Administrators from July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal bankruptcy laws on January 3, 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d) FAMILY RELATIONSHIPS
------------------------

  There are no family relationships among any of the foregoing directors and officers.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
--------------------------------------------

  With the exception of the bankruptcy matter disclosed under Items 10 (a), (b),
  (c) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1996. However, Affiliates of the General Partner do compensate the directors and officers. For additional information see Item
13 (a) Certain Relationships and Related Transactions.

(e)  None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a) As of March 1, 1997 no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 84,886 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1997, the executive officers and directors of the General Partner, as a group, did not own any Units.

(c) None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

(a) During 1994, an Affiliate of the General Partner provided real estate brokerage services to the Partnership in connection with the sale of a property. Total real estate brokerage commissions for all such services shall not exceed the lesser of the compensation customarily charged in arm's-length transactions in the same geographic location for a comparable property, or 6% of the sales price of the property. Real estate commissions paid to any Affiliate of the General Partner may not exceed 50% of the compensation customarily charged in arm's-length transactions in the same geographical location for comparable property, or 3% of the total selling price of the property; provided, further, that no Affiliate of the General Partner may receive payment of a real estate commission until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contributions, plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment from the date upon which their investment in the Partnership was made. To the extent that real estate commissions are not currently paid in full by the Partnership because of any of the foregoing provisions, the unpaid commissions will remain accrued and will be paid at such time as the provisions have been satisfied. As of December 31, 1996, the Partnership owed a total of $40,300 to the General Partner for real estate commissions earned in connection with the sales of four Partnership properties.

    Affiliates of the General Partner, provide leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed where the General Partner or Affiliates provide leasing, re-leasing, and/or leasing related services, or 3% of gross receipts where the General Partner or Affiliates do not perform leasing, re-leasing and/or leasing related services. Provided further, that in the event the Partnership leases properties on a long-term net basis (10 years or more), the maximum property management fee from such leases shall be 1% of the gross revenues from such properties. For the year ended December 31, 1996, these Affiliates were entitled to supervisory and property management and leasing fees of $342,600. In addition, other Affiliates of the General Partner were entitled to compensation and reimbursements of $134,400 from the Partnership for insurance, personnel, and other miscellaneous services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. As of December 31, 1996, total fees and reimbursements of $35,300 were due to Affiliates.

    In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 1996, the General Partner was entitled to a Partnership Management Fee, and accordingly, allocated Net Profits, of $424,400.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Sheli Z. Rosenberg, President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and a director of the General Partner since September 1983, is a Principal of Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could have been obtained from unaffiliated persons. Total legal fees which Rosenberg was entitled to for the year ended December 31, 1996 was $55,600. Of this amount $600 was due as of December 31, 1996.

(c) No management person is indebted to the Partnership.

(d) None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a,c & d) (1,2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)   Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2

                               BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                    GENERAL PARTNER

Dated:  March 28, 1997         By:  /s/           DOUGLAS CROCKER II
       ----------------             --------------------------------------------
                                                  DOUGLAS CROCKER II
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ SAMUEL ZELL            March 28, 1997    Chairman of the Board and Director
------------------------   --------------    of the General Partner
    SAMUEL ZELL

/s/ DOUGLAS CROCKER II     March 28, 1997    President, Chief Executive Officer
------------------------   --------------    and Director of the General
    DOUGLAS CROCKER II                       Partner

/s/ SHELI Z. ROSENBERG     March 28, 1997    Director of the General Partner
------------------------   --------------
    SHELI Z. ROSENBERG

/s/ GUS J. ATHAS           March 28, 1997    Senior Vice President
------------------------   --------------
    GUS J. ATHAS

/s/ NORMAN M. FIELD        March 28, 1997    Vice President - Finance and
------------------------   --------------    Treasurer
    NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                           Pages
                                                       -------------

Report of Independent Auditors                              A-2

Balance Sheets as of December 31, 1996 and 1995             A-3

Statements of Partners' Capital for the Years Ended
  December 31, 1996, 1995, 1994                             A-3

Statements of Income and Expenses for the Years Ended
  December 31, 1996, 1995, 1994                             A-4

Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995, 1994                             A-4

Notes to Financial Statements                           A-5 to A-7

SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated Depreciation
  as of December 31, 1996                               A-8 and A-9

All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-31 of the Partnership's definitive Prospectus dated October 19, 1983; Registration Statement No. 2-86361, filed pursuant to Rule 424 (b), is incorporated herein by reference.

EXHIBIT (13)  Annual Report to Security Holders

The 1995 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27)  Financial Data Schedule

                        REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Institutional Real Estate, Ltd. - 2
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd. - 2 as of December 31, 1996 and 1995, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1996, and the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd. - 2 at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                              Ernst & Young LLP

Chicago, Illinois
March 14, 1997

BALANCE SHEETS
December 31, 1996 and 1995
(All dollars rounded to nearest 00s)

                                                     1996         1995
---------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                             $10,237,400  $10,237,400
 Buildings and improvements                        36,061,200   35,221,500
---------------------------------------------------------------------------
                                                   46,298,600   45,458,900
 Accumulated depreciation and amortization        (13,818,600) (12,556,200)
---------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    32,480,000   32,902,700
Cash and cash equivalents                           4,573,400   12,268,000
Investments in debt securities                      1,051,100
Restricted cash                                        50,000       25,000
Rents receivable                                       99,800      169,800
Investment in joint venture                         4,937,100    4,620,200
Other assets (including amounts due from joint
 venture of $915,700 and $804,400, respectively)      974,800      817,400
---------------------------------------------------------------------------
                                                  $44,166,200  $50,803,100
---------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses            $   322,900  $   491,000
 Due to Affiliates                                     76,200       74,900
 Security deposits                                    137,600      136,200
 Distributions payable                                848,900    1,273,300
 Other liabilities                                    114,400      112,200
---------------------------------------------------------------------------
                                                    1,500,000    2,087,600
---------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                     (131,300)    (131,300)
 Limited Partners (84,886 Units issued and
  outstanding)                                     42,797,500   48,846,800
---------------------------------------------------------------------------
                                                   42,666,200   48,715,500
---------------------------------------------------------------------------
                                                  $44,166,200  $50,803,100
---------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL

For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1994                                      $ (93,500) $56,187,300  $56,093,800
Net income (loss) for the year ended
 December 31, 1994                           307,000   (1,324,200)  (1,017,200)
Distributions for the year ended December
 31, 1994                                   (334,800)  (3,013,500)  (3,348,300)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1994                          (121,300)  51,849,600   51,728,300
Net income for the year ended December
 31, 1995                                    471,000    1,326,300    1,797,300
Distributions for the year ended December
 31, 1995                                   (481,000)  (4,329,100)  (4,810,100)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1995                          (131,300)  48,846,800   48,715,500
Net income for the year ended December
 31, 1996                                    424,400    2,778,800    3,203,200
Distributions for the year ended December
 31, 1996                                   (424,400)  (8,828,100)  (9,252,500)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1996                         $(131,300) $42,797,500  $42,666,200
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s except per Unit amounts)

                                              1996       1995        1994
------------------------------------------------------------------------------
Income:
 Rental                                    $6,342,500 $6,169,200  $ 6,177,200
 Interest                                     661,200    885,200      538,700
------------------------------------------------------------------------------
                                            7,003,700  7,054,400    6,715,900
------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization              1,262,400  1,333,500    1,396,400
 Property operating:
  Affiliates                                  390,000    332,500      350,900
  Nonaffiliates                               912,200    856,400      996,100
 Real estate taxes                            520,600    513,200      618,000
 Insurance--Affiliate                          77,500     64,800       90,600
 Repairs and maintenance                      702,900    749,200      735,200
 General and administrative:
  Affiliates                                   55,300     69,300       61,900
  Nonaffiliates                               262,900    217,100      237,600
 Loss on sale of property                                           1,276,600
 Provisions for value impairment                       1,000,000    1,500,000
------------------------------------------------------------------------------
                                            4,183,800  5,136,000    7,263,300
------------------------------------------------------------------------------
Net income (loss) before income (loss)
 from participation in joint venture        2,819,900  1,918,400     (547,400)
Income (loss) from participation in joint
 venture                                      383,300   (121,100)    (469,800)
------------------------------------------------------------------------------
Net income (loss)                          $3,203,200 $1,797,300  $(1,017,200)
------------------------------------------------------------------------------
Net income allocated to General Partners   $  424,400 $  471,000  $   307,000
------------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners                                  $2,778,800 $1,326,300  $(1,324,200)
------------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners per Unit (84,886 Units
 outstanding)                              $    32.74 $    15.62  $    (15.60)
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s)

                                          1996         1995         1994
-----------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                      $ 3,203,200  $ 1,797,300  $(1,017,200)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization          1,262,400    1,333,500    1,396,400
  Loss on sale of property                                         1,276,600
  Provisions for value impairment                     1,000,000    1,500,000
  (Income) loss from participation in
   joint venture                          (383,300)     121,100      469,800
  Changes in assets and liabilities:
   Decrease (increase) in rents
    receivable                              70,000      (69,400)     170,300
   (Increase) decrease in other assets     (46,100)     143,500      (31,600)
   (Decrease) increase in accounts
    payable and accrued expenses          (168,100)     101,800      (61,700)
   Increase (decrease) in due to
    Affiliates                               1,300      (17,900)     (10,000)
   Increase (decrease) in other
    liabilities                              2,200       34,300      (46,800)
-----------------------------------------------------------------------------
    Net cash provided by operating
     activities                          3,941,600    4,444,200    3,645,800
-----------------------------------------------------------------------------
Cash flows from investing activities:
 Net proceeds from sale of property                                3,005,600
 Payments for capital and tenant
  improvements                            (839,700)    (615,900)  (1,159,500)
 (Increase) in investments in debt
  securities                            (1,051,100)
 (Increase) in restricted cash             (25,000)
 Distributions received from joint
  venture                                   66,400      493,300      317,800
 (Funding of) collection of loans to
  joint venture                           (111,300)     (59,500)      64,800
-----------------------------------------------------------------------------
    Net cash (used for) provided by
     investing activities               (1,960,700)    (182,100)   2,228,700
-----------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners         (9,676,900)  (4,574,300)  (2,810,700)
 Increase (decrease) in security
  deposits                                   1,400       19,800       (5,800)
-----------------------------------------------------------------------------
    Net cash (used for) financing
     activities                         (9,675,500)  (4,554,500)  (2,816,500)
-----------------------------------------------------------------------------
Net (decrease) increase in cash and
 cash equivalents                       (7,694,600)    (292,400)   3,058,000
Cash and cash equivalents at the
 beginning of the year                  12,268,000   12,560,400    9,502,400
-----------------------------------------------------------------------------
Cash and cash equivalents at the end
 of the year                           $ 4,573,400  $12,268,000  $12,560,400
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

                FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.-2
NOTES TO FINANCIAL STATEMENTS
December 31, 1996

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

The Partnership Agreement provides that the Partnership will be dissolved on or before December 2014. The Limited Partners, by a majority vote, may dissolve the Partnership at any time.

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

Investment in joint venture represents the recording of the Partnership's interest, under the equity method of accounting, in a joint venture Lansing Associates ("Lansing") with an Affiliated partnership. Lansing acquired a preferred majority interest in a joint venture with the seller of the Lansing, Michigan property. Under the equity method of accounting, the Partnership recorded its initial interest at cost and adjusts its investment account for its share of joint venture income or loss and its distributions of cash flow (as defined in the joint venture agreement). For further information, see Note 5.

The Partnership is not liable for Federal income taxes as the Partners recognize their proportionate share of the Partnership's income or loss on their income tax returns; therefore, no provision for income taxes is made in the financial statements of the Partnership. It is not practicable for the Partnership to determine the aggregate tax bases of the Limited Partners; therefore, the disclosure of the difference between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

Commercial rental properties held for investment are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Lease acquisition fees are recorded at cost and amortized on the straight-line method over the life of each respective lease. Maintenance and repair costs are expensed against operations as incurred; expenditures for improvements are capitalized to the appropriate property accounts and depreciated on the straight-line method over the estimated life of such improvements.

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets is impaired, and if so, how impairment losses should be measured and reported in the financial statements. Management is not aware of any indicator that would result in any significant impairment loss. The Standard also addressed the accounting for long-lived assets that are expected to be disposed of. Evaluation of the potential impairment of the value of the Partnership's assets is performed on an individual property basis.

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on sale is recognized in accordance with GAAP.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

The Partnership's financial statements include financial instruments, including receivables, trade liabilities and investment in joint venture. The Partnership considers the disclosure of the fair value of its investment in joint venture to be impracticable due to the illiquid nature of its investment. The fair value of financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1996 and 1995.

Investments in debt securities are comprised of corporate debt securities totaling $1,051,100 and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements which approximated fair market value at December 31, 1996. All of these securities had maturities of less than one year when purchased.

Certain reclassifications have been made to the previously reported 1995 and 1994 statements in order to provide comparability with the 1996 statements. These reclassifications have no effect on net income (loss) or Partners' (deficit) capital.

                FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.-2
2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the year ended December 31, 1996, the General Partner was entitled to a Partnership Management Fee and accordingly, allocated Net Profits of $424,400. For the year ended December 31, 1995, the General Partner was entitled to a Partnership Management Fee of $481,000 and allocated Net Profits of $471,000, which included a (loss) from provisions for value impairment of $(10,000). For the year ended December 31, 1994 the General Partner was entitled to a Partnership Management Fee of $334,800 and allocated Net Profits of $307,000, which included (losses) from provisions for value impairment of $(15,000) and the sale or disposition of Partnership property of $(12,800).

Fees and reimbursements paid and payable by the Partnership to Affiliates for the years ended December 31, were as follows:

                                     For the Years Ended December 31,
                            --------------------------------------------------
                                  1996             1995             1994
                            ---------------- ---------------- ----------------
                              Paid   Payable   Paid   Payable   Paid   Payable
------------------------------------------------------------------------------
Property management and
 leasing fees               $333,400 $31,000 $286,100 $21,800 $307,800 $45,400
Reimbursement of property
 insurance premiums, at
 cost                         77,500    None   64,800    None   87,700    None
Real estate commissions
 (a)                            None  40,300     None  40,300     None  40,300
Reimbursement of expenses,
 at cost
 --Accounting                 38,700   3,500   27,700   9,400   28,400   4,100
 --Investor communication     18,600     800   33,300   3,400   16,500   3,000
 --Legal                      55,000     600   53,300    None   91,400    None
 --Other                       8,100    None    2,600    None     None    None
------------------------------------------------------------------------------
                            $531,300 $76,200 $467,800 $74,900 $531,800 $92,800
------------------------------------------------------------------------------

a) As of December 31, 1996, the Partnership owed $40,300 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, no Affiliate of the General Partner may receive payment of a real estate commission upon the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment.

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

3. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rental income due on non-cancelable leases as of December 31, 1996 was as follows:

                    1997        $ 6,173,400
                    1998          5,496,900
                    1999          4,698,100
                    2000          3,876,000
                    2001          2,398,800
                    Thereafter    6,174,100
                             --------------
                                $28,817,300
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from (i) operating expense and real estate tax reimbursements and (ii) percentage rents. Percentage rents earned for the years ended December 31, 1996, 1995 and 1994 were $29,200, $57,200 and $46,300, respectively.

4. INCOME TAX:

The Partnership utilizes the accrual basis of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of prepaid rents as taxable

                FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.-2 income and the Partnership's provisions for value impairment. The net effect of these differences for the year ended December 31, 1996 was that the income for tax reporting purposes was less than the income for financial statement purposes by $650,900. The aggregate cost in commercial rental properties for federal income tax purposes at December 31, 1996 was $53,011,100.

5. INVESTMENT IN JOINT VENTURE:

A summary of the financial information for First Capital Lansing Properties Limited Partnership, which owns the Holiday Office Park North and South ("Holiday"), as of and for the year ended December 31, 1996 is as follows:

             ASSETS
             Investment property, net of
              accumulated depreciation and
              amortization                          $10,690,300
             Cash and cash equivalents                  837,800
             Loans receivable                           458,700
             Rents receivable                            26,900
             Other assets                               165,100
                  ---------------------------------------------
                                                    $12,178,800
                  ---------------------------------------------
             LIABILITIES AND PARTNERS' CAPITAL
             Loan payable to Affiliate              $ 1,634,500
             Accounts payable and accrued expenses      609,400
             Due to Affiliates                           33,800
             Security deposits                           24,500
             Other liabilities                            2,500
             Partners' capital                        9,874,100
                  ---------------------------------------------
                                                    $12,178,800
                  ---------------------------------------------
             STATEMENT OF INCOME AND EXPENSES
             Total revenues                         $ 3,236,600
                  ---------------------------------------------
             Expenses:
              Property operating                      1,928,900
              Depreciation and amortization             382,900
              Interest to Affiliates                    158,200
                  ---------------------------------------------
              Total expenses                          2,470,000
                  ---------------------------------------------
              Net income                            $   766,600
                  ---------------------------------------------

The information presented above represents 100% of the activity of Holiday. The Partnership owns a 50% interest in Lansing which owns a 75% preferred interest in Holiday.

6. PROPERTY SALE:

On June 8, 1994, the Partnership sold Norwest Plaza (formerly known as United Bank of Arizona Building) for a total sale price of $3,225,000. The Partnership incurred selling expenses of $219,400. Proceeds received by the Partnership from the sale were $3,005,600. The net (loss) to the Partnership in connection with this sale for financial statement purposes was $(1,276,600). This sale was on all-cash terms with no further involvement on the part of the Partnership.

7. PROVISIONS FOR VALUE IMPAIRMENT:

Due to regional factors and other matters affecting the Partnership's office properties, there was uncertainty as to the Partnership's ability to recover the net carrying basis of certain of its properties during the remaining estimated holding periods. Accordingly, it was deemed appropriate to reduce the basis of certain properties in the Partnership's financial statements during the years ended December 31, 1995 and 1994. These provisions for value impairment were considered non-cash events for purposes of the Statements of Cash Flows (as defined in the Partnership Agreement), and were not utilized in the determination of Cash Flows. The following is a summary of the amounts and years in which provisions for value impairment were recorded by the
Partnership:

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
                  -----------------------------------
                                $1,000,000 $1,500,000
                  -----------------------------------

The joint venture which owns Holiday recorded a provision for value impairment in the amount of $800,000 for the year ended December 31, 1995. This provision was allocated to the general partners of the joint venture. Accordingly, the Partnership's share of this provision was $400,000 and is included in the net loss from participation in joint venture. For the year ended December 31, 1994, a provision for value impairment on Holiday was recorded in the amount of $2,000,000. Of this amount, $655,200 was allocated to the limited partners of the joint venture which reduced their capital account to zero with the remaining amount allocated to the general partners, of which the Partnership's share was $672,400.

8. ENVIRONMENTAL MATTER:

In December 1996, the General Partner became aware of the existence of hazardous substances in the ground under Lakewood. The source of the hazardous substances is believed to emanate from a tenant operating a dry cleaning business at Lakewood. The Partnership and its Affiliated partner in the joint venture which owns Lakewood are currently utilizing consultants to evaluate the matter and propose courses of action. The effects on the Partnership cannot be determined at this time, as the costs associated with this matter are not presently determinable. The financial statements do not include any adjustments that might result from this matter.

                      FIRST CAPITAL REAL ESTATE, LTD. - 2

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            As of December 31, 1996


        Column A                       Column C                    Column D                           Column E
      -----------            ---------------------------   -------------------------  -----------------------------------------
                                   Initial cost to             Costs capitalized                Gross amount at which
                                     Partnership           subsequent to acquisition         carried at close of period
                             ---------------------------   -------------------------  -----------------------------------------
                                              Buildings                                                Buildings
                                                 and         Improve-     Carrying                        and
      Description               Land        Improvements      ments       Costs (1)      Land        Improvements   Total (2)(3)
      -----------            -----------    ------------   -----------    ---------   -----------    ------------   -----------
Shopping Centers:
Lakewood Square
  (Lakewood, CA)
  (50% interest)             $ 2,652,800    $ 7,988,700    $   769,100    $ 40,200    $ 2,652,800    $ 8,798,000    $11,450,800

Banana River Square
  (Cocoa Beach, FL)              887,400      5,297,600        318,800      54,200        887,400      5,670,600      6,558,000

Market Place at Rivergate
  (Nashville, TN)              2,954,400      6,554,700      1,519,600      47,200      2,988,300      5,587,600      8,575,900(6)

Office Buildings:
Foxhall Square Building
  (Washington, DC)
  (50% interest)               2,351,100      5,893,400      2,346,200     188,500      2,351,100      8,228,100     10,579,200(7)

12621 Featherwood
 Building
  (Houston, TX)
  (50% interest)                 497,800      5,037,700        108,800      57,400        497,800      2,403,900      2,901,700(8)

Ellis Building
  (Sarasota, FL)
  (50% interest)                 860,000      5,405,600      1,441,500      25,900        860,000      5,373,000      6,233,000(9)
                             -----------    -----------     ----------    --------    -----------    -----------    -----------
                             $10,203,500    $36,177,700     $6,504,000    $413,400    $10,237,400    $36,061,200    $46,298,600
                             ===========    ===========     ==========    ========    ===========    ===========    ===========


        Column A               Column F         Column G      Column H        Column I
      -----------            ------------     ------------    --------      ------------
                                                                              Life on
                                                                               which
                                                                            depreciation
                                                                              in latest
                             Accumulated                                       income
                             Depreciation       Date of         Date         statements
      Description                (2)          construction    Acquired       is computed
      -----------            ------------     ------------    --------      ------------
Shopping Centers:
Lakewood Square
  (Lakewood, CA)                                                               35(4)
  (50% interest)             $ 2,933,100          1982          5/84          2-10(5)

Banana River Square                                                            35(4)
  (Cocoa Beach, FL)            1,904,800          1982          6/84          2-10(5)

Market Place at Rivergate                                                      35(4)
  (Nashville, TN)              2,123,000          1970          5/86          2-15(5)

Office Buildings:
Foxhall Square
 Building
  (Washington, DC)                                                             35(4)
  (50% interest)               3,321,100          1972          6/84          1-10(5)

12621 Featherwood
 Building
  (Houston, TX)
  (50% interest)               1,334,000          1983          1/85           35(4)

Ellis Building
  (Sarasota, FL)                                                               35(4)
  (50% interest)               2,202,600          1969          3/86          1-10(5)
                             -----------
                             $13,818,600
                             ===========

Column B - Not Applicable


                 See accompanying notes on the following page.

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2

                             NOTES TO SCHEDULE III

Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 2. The following is a reconciliation of activity in columns E and F:

                                     December 31, 1996             December 31, 1995             December 31, 1994
                                ---------------------------   ---------------------------   ---------------------------
                                               Accumulated                   Accumulated                   Accumulated
                                   Cost        Depreciation      Cost        Depreciation      Cost        Depreciation
                                -----------    ------------   -----------    ------------   -----------    ------------
Balance at beginning of year    $45,458,900    $12,556,200    $45,843,000    $11,222,700    $51,404,300    $10,765,000

Additions during year:

  Improvements                      839,700                       615,900                     1,159,500

  Provision for depreciation
   and amortization                              1,262,400                     1,333,500                     1,396,300

Deductions during year:

  Cost of real estate sold                                                                   (5,220,800)

  Accumulated depreciation on
   real estate sold                                                                                           (938,600)

  Provisions for value
   impairment                                                  (1,000,000)                   (1,500,000)
                                -----------    -----------    -----------    -----------    -----------    -----------

Balance at end of year          $46,298,600    $13,818,600    $45,458,900    $12,556,200    $45,843,000    $11,222,700
                                ===========    ===========    ===========    ===========    ===========    ===========

Note 3. The aggregate cost for Federal income tax purposes as of December 31, 1996 is $53,011,100.
Note 4.  Estimated useful life for building.
Note 5.  Estimated useful life for improvements.
Note 6.  Includes a provision for value impairment of $2,500,000.
Note 7.  Includes provision for value impairment of $200,000.
Note 8.  Includes provisions for value impairment of $2,800,000.
Note 9.  Includes provisions for value impairment of $1,500,000.