Form 10-Q
period 1997-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 1997-05-14
CIK 727087

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                     March 31, 1997
                          ------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                        to
                                    ----------------------    ------------------

     Commission File Number                           0-12945
                                    --------------------------------------------


               First Capital Institutional Real Estate, Ltd. - 2
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Florida                                              59-2313852
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 1100, Chicago, Illinois         60606-2607
--------------------------------------------------------     -------------------
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  March 31,
                                                     1997      December 31,
                                                 (Unaudited)       1996
----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $ 10,237,400  $ 10,237,400
 Buildings and improvements                        36,132,900    36,061,200
----------------------------------------------------------------------------
                                                   46,370,300    46,298,600
Accumulated depreciation and amortization         (14,143,300)  (13,818,600)
----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    32,227,000    32,480,000
Cash and cash equivalents                           5,030,000     4,573,400
Investments in debt securities                        983,300     1,051,100
Restricted cash                                        50,000        50,000
Rents receivable                                      126,700        99,800
Investment in and loans to joint venture            5,606,000     5,852,800
Other assets                                           43,100        59,100
----------------------------------------------------------------------------
                                                 $ 44,066,100  $ 44,166,200
----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $    403,200  $    322,900
 Due to Affiliates                                     87,300        76,200
 Distributions payable                                848,900       848,900
 Security deposits                                    137,600       137,600
 Other liabilities                                     70,000       114,400
----------------------------------------------------------------------------
                                                    1,547,000     1,500,000
----------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                          (131,300)     (131,300)
 Limited Partners (84,886 Units issued and
  outstanding)                                     42,650,400    42,797,500
----------------------------------------------------------------------------
                                                   42,519,100    42,666,200
----------------------------------------------------------------------------
                                                 $ 44,066,100  $ 44,166,200
----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                          General      Limited
                                          Partner     Partners       Total
------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1996                                    $ (131,300) $48,846,800  $48,715,500
Net income for the year ended
 December 31, 1996                          424,400    2,778,800    3,203,200
Distributions for the year ended
 December 31, 1996                         (424,400)  (8,828,100)  (9,252,500)
------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1996                                  (131,300)  42,797,500   42,666,200
Net income for the quarter ended
 March 31, 1997                              84,900      616,900      701,800
Distributions for the quarter ended
 March 31, 1997                             (84,900)    (764,000)    (848,900)
------------------------------------------------------------------------------
Partners' (deficit) capital, March 31,
 1997                                    $ (131,300) $42,650,400  $42,519,100
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                         1997       1996
---------------------------------------------------------------------------
Income:
 Rental                                               $1,569,500 $1,628,800
 Interest                                                 93,300    174,200
---------------------------------------------------------------------------
                                                       1,662,800  1,803,000
---------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                           324,700    313,800
 Property operating:
  Affiliates                                              70,900    121,800
  Nonaffiliates                                          250,900    229,300
 Real estate taxes                                       149,000    136,400
 Insurance--Affiliate                                     16,000     19,400
 Repairs and maintenance                                 156,900    181,600
 General and administrative:
  Affiliates                                               9,000     18,600
  Nonaffiliates                                           66,400     77,900
---------------------------------------------------------------------------
                                                       1,043,800  1,098,800
---------------------------------------------------------------------------
Net income before income from participation in joint
 venture                                                 619,000    704,200
Income from participation in joint venture                82,800     60,900
---------------------------------------------------------------------------
Net income                                            $  701,800 $  765,100
---------------------------------------------------------------------------
Net income allocated to General Partner               $   84,900 $  127,200
---------------------------------------------------------------------------
Net income allocated to Limited Partners              $  616,900 $  637,900
---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (84,886 Units outstanding)                           $     7.27 $     7.51
---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1996        1995
----------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $  701,800  $   765,100
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                              324,700      313,800
  (Income) from participation in joint venture               (82,800)     (60,900)
  Changes in assets and liabilities:
   (Increase) decrease in rents receivable                   (26,900)      42,400
   Decrease (increase) in other assets                        16,000      (23,000)
   Increase (decrease) in accounts payable and accrued
    expenses                                                  80,300     (113,400)
   Increase in due to Affiliates                              11,100       36,400
   (Decrease) in other liabilities                           (44,400)     (40,700)
----------------------------------------------------------------------------------
    Net cash provided by operating activities                979,800      919,700
----------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                (71,700)     (47,500)
 Decrease in investments in debt securities, net              67,800
 (Increase) in restricted cash                                            (25,000)
 Distributions received from joint venture                   329,600
----------------------------------------------------------------------------------
    Net cash provided by (used for) investing activities     325,700      (72,500)
----------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                             (848,900)  (1,273,300)
 (Decrease) in security deposits                                             (700)
----------------------------------------------------------------------------------
    Net cash (used for) financing activities                (848,900)  (1,274,000)
----------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         456,600     (426,800)
Cash and cash equivalents at the beginning of the period   4,573,400   12,268,000
----------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $5,030,000  $11,841,200
----------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1997

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

Investment in and loans to joint venture represents the recording of the Partnership's interest, under the equity method of accounting, in a joint venture with an Affiliated partnership. The joint venture acquired a preferred majority interest in a joint venture with the seller of the Lansing, Michigan property. Under the equity method of accounting, the Partnership recorded its initial interest at cost and adjusts its investment account for its share of joint venture income or loss and its distributions of cash flow (as defined in the joint venture agreement).

Commercial rental properties are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Lease acquisition fees are recorded at cost and amortized on the straight-line method over the life of each respective lease. Repair and maintenance costs are expensed against operations as incurred; expenditures for improvements are capitalized to the appropriate property accounts and depreciated on the straight-line method over the estimated life of such improvements.

The Partnership evaluates its rental properties when conditions exist which indicate that it is probable that the sum of expected future cash flows (undiscounted) from a property is less than its carrying basis. Upon determination that an impairment has occurred, the basis in the rental property is reduced to estimated fair value. Management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

Investments in debt securities are comprised of obligations of the United States government totaling $983,300 and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had maturities of less than one year when purchased.

Certain reclassifications have been made to the previously reported 1996 statements in order to provide comparability with the 1997 statements. These reclassifications have no effect on net income or Partners' (deficit) capital.

Reference is made to the Partnership's Annual Report for the year ended December 31, 1996 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' (deficit) capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any,

99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the three months ended March 31, 1997 and 1996, the General Partner was entitled to a Partnership Management Fee, and accordingly, allocated Net Profits, of $84,900 and $127,200, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1997 were as follows:

                                                        Paid   Payable
----------------------------------------------------------------------
Property management and leasing
 fees (a)                                              $71,700 $22,000
Reimbursement of property insurance premiums, at cost     None  16,000
Real estate commissions (b)                               None  40,300
Reimbursement of expenses, at cost:
 --Accounting                                            3,900   5,600
 --Investor communications                               1,500   2,300
 --Legal                                                19,700   1,100
----------------------------------------------------------------------
                                                       $96,800 $87,300
----------------------------------------------------------------------

(a) Effective on December 31, 1996, the Affiliate providing property management and certain leasing services for the Partnership's shopping centers, sold its interest in the property management agreements to an unrelated party.
(b) As of March 31, 1997, the Partnership owed $40,300 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

3. SUBSEQUENT EVENT:

During 1997, the joint venture that owns Lakewood, of which the Partnership owns a 50% interest, entered into an agreement to sell the property. Terms of this agreement provide for a selling price of $17,750,000, of which the Partnership's share is $8,875,000 and a one year indemnification related to all matters associated with the environmental matter referred to in Note 4. The closing of this transaction is scheduled for May 1997. There can be no assurance that this transaction will be consummated.

4. ENVIRONMENTAL MATTER:

In December 1996, the General Partner became aware of the existence of hazardous substances in the ground under Lakewood. The source of the hazardous substances is believed to emanate from one or more of the tenants operating a dry cleaning business at Lakewood. The Partnership and its Affiliated partner in the joint venture which owns Lakewood are currently utilizing consultants to evaluate the matter and propose courses of action. The effects on the Partnership cannot be determined at this time, as the costs associated with this matter are not yet known. The financial statements do not include any adjustments that might result from this matter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1996 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the three months ended March 31, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                              Comparative
                                           Operating Results
                                              (a) For the
                                            Quarters Ended
                                           3/31/97   3/31/96
-------------------------------------------------------------
FOXHALL SQUARE BUILDING (50%)
Rental revenues                            $421,100  $413,900
-------------------------------------------------------------
Property net income                        $124,500  $144,800
-------------------------------------------------------------
Average occupancy                               90%       84%
-------------------------------------------------------------
LAKEWOOD SQUARE SHOPPING
 CENTER (50%)
Rental revenues                            $366,600  $326,700
-------------------------------------------------------------
Property net income                        $198,200  $154,000
-------------------------------------------------------------
Average occupancy                               95%       96%
-------------------------------------------------------------
ELLIS BUILDING (50%)
Rental revenues                            $315,700  $288,000
-------------------------------------------------------------
Property net income                        $100,600  $ 89,800
-------------------------------------------------------------
Average occupancy                               96%       93%
-------------------------------------------------------------
MARKETPLACE AT RIVERGATE SHOPPING CENTER
Rental revenues                            $274,600  $281,200
-------------------------------------------------------------
Property net income                        $146,400  $123,000
-------------------------------------------------------------
Average occupancy                               94%      100%
-------------------------------------------------------------
BANANA RIVER SQUARE SHOPPING CENTER
Rental revenues                            $191,500  $191,700
-------------------------------------------------------------
Property net income                        $ 77,000  $ 66,200
-------------------------------------------------------------
Average occupancy                               90%       97%
-------------------------------------------------------------
12621 FEATHERWOOD BUILDING (50%)
Rental revenues                              (b)     $127,300
-------------------------------------------------------------
Property net (loss) income                 $(45,000) $ 48,700
-------------------------------------------------------------
Average occupancy                            (b)         100%
-------------------------------------------------------------
HOLIDAY OFFICE PARK NORTH AND SOUTH (50%)
Rental revenues                            $384,400  $376,200
-------------------------------------------------------------
Property net income                        $ 82,800  $ 60,900
-------------------------------------------------------------
Average occupancy                               85%       83%
-------------------------------------------------------------

(a) The above table excludes certain income and expense items which are not directly related to individual property operating results such as interest income from short-term investments and general and administrative expenses. The Partnership's share of results from its participation in a joint venture, treated under the equity method, is included above.
(b) Property has been vacant since December 14, 1996.

Net income decreased by $63,300 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The primary factors contributing to the decrease were diminished operating results at 12621 Featherwood Building ("Featherwood") and Foxhall Square Building ("Foxhall") along with a decrease in interest earned on short-term investments which was due to a decrease in the amount of funds available for investment. Partially offsetting the decrease were improved operating results at Lakewood Square Shopping Center ("Lakewood"), Marketplace at Rivergate Shopping Center ("Rivergate"), Ellis Building ("Ellis"), Banana River Square Shopping Center ("Banana River") and the Partnership's equity interest in Holiday Office Park North and South ("Holiday"). In addition, the Partnership experienced lower general and administrative expenses resulting from reduced personnel costs and accounting fees.

Featherwood, due to the sole tenant vacating the property in December 1996, currently generates no rental revenues for the Partnership. The General Partner is attempting to keep expenses at the property to a minimum until such time as the property can be retenanted or sold. The Partnership's share of Featherwood's operating expenses, exclusive of depreciation, for the three months ended March 31, 1997 amounted to $34,000. Exclusive of Featherwood, net income for the Partnership increased by $30,400 for the periods under comparison. For the purposes of the following discussion, the operating results of Featherwood have been excluded in order to provide a comparison of the operating results of the occupied properties.

Rental revenues increased by $67,900 or 4.5% for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The primary factors which caused the increase were increases in the base rental income at Lakewood, which was due to an increase in the rates charged to new and renewing tenants, and at Foxhall and Ellis, which is attributed to the increase in the average occupancy rates at those properties. Also contributing to the increase was an increase in tenant expenses reimbursements for real estate taxes at Ellis, which is also related to the increase in occupancy. The increase was partially offset by a decrease in base rental income at Rivergate which is the result of the decline in occupancy.

Real estate tax expense increased by $8,300 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The increase was primarily due to a budgeted increase in real estate taxes at Foxhall.

Repairs and maintenance expense decreased by $13,400 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The decrease was primarily the result of a decrease in architectural costs at Lakewood and snow removal costs at Rivergate. The decrease was partially offset by an increase in repairs to the HVAC at Ellis and to the electrical system at Foxhall.

The Partnership's share of net income from Holiday increased by $21,900 for the three-month periods under comparison. The increase was partially the result of a decrease in salary expense which was due to the position of property manager being vacant during the first quarter. Also

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

contributing to the increase was a decrease in utility costs. Partially offsetting the increase in net income were increases in snow removal costs and depreciation and amortization expense.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated and nonaffiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income in a fiscal year, such excess distributions are treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows, as determined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                      Comparative Cash Flow
                                                      Results For the Three
                                                           Months Ended
                                                       3/31/97      3/31/96
------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $1,088,200  $ 1,121,200
Less: Cash Flow from joint venture                      (144,500)    (103,200)
Items of reconciliation:
 (Increase) decrease in current assets                   (10,900)      19,400
 Increase (decrease) in current liabilities               47,000     (117,700)
------------------------------------------------------------------------------
Net cash provided by operating activities             $  979,800  $   919,700
------------------------------------------------------------------------------
Net cash provided by (used for) investing activities  $  325,700  $   (72,500)
------------------------------------------------------------------------------
Net cash (used for) financing activities              $ (848,900) $(1,274,000)
------------------------------------------------------------------------------

Cash Flow (as defined in the Partnership Agreement) decreased by $33,000 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The decrease was primarily the result of the overall decrease in net income, exclusive of depreciation and amortization, as previously discussed.

The increase in the Partnership's cash position of $456,600 for the three months ended March 31, 1997 was primarily the result of the receipt of distributions from the Partnership's investment in Holiday. In addition, net cash provided by operating activities and the maturities in excess of the reinvestments of the Partnership's investments in debt securities exceeded payments made for capital and tenant improvements and leasing costs and distributions paid to Partners. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of March 31, 1997 were comprised of amounts held for working capital purposes.

The increase of $60,100 in net cash provided by operating activities for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996, was primarily due to the timing of the payment of certain expenses at Foxhall. Partially offsetting the increase was the decrease in net income, exclusive of depreciation and amortization, as previously discussed.

Net cash (used for) provided by investing activities changed from $(72,500) for the three months ended March 31, 1996 to $325,700 for the three months ended March 31, 1997. The change was primarily due to the receipt of distributions from the Partnership's investment in Holiday and the maturities in excess of reinvestments of the Partnership's investments in debt securities exceeding the increase in capital and tenant improvements and leasing costs. During the three months ended March 31, 1997, the Partnership received $329,600 of distributions from Holiday. These distributions related to cash generated during 1996. Certain of the Partnership's short-term investments are being classified as investments in debt securities as a result of the extension of the maturities of certain of the Partnerships short-term investments in an effort to maximize the return on

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

these amounts as they are held for working capital purposes. These investments are of investment-grade and generally mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures such as capital and tenant improvements and leasing costs. During the three months ended March 31, 1997, the Partnership spent $71,700 at its consolidated properties for building improvements and leasing costs and has projected to spend approximately $750,000 during the remainder of 1997. Of the projected amount, approximately $290,000, $200,000 and $150,000 relates to anticipated improvement and leasing costs expected to be incurred at Foxhall, Banana River and Ellis, respectively. The Partnership did not make any expenditures for capital and tenant improvement and leasing costs at Holiday but has projected to spend approximately $225,000 during the remainder of 1997. Actual amounts expended may vary depending on a number of factors including leasing activity, sales of properties and other market conditions throughout the year. The General Partner believes these expenditures are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

In December 1996, the sole tenant occupying Featherwood vacated the premises upon the expiration of their lease. The General Partner is currently marketing the property for sale, however, if a satisfactory sale cannot be completed, the General Partner will attempt to retenant the building. The retenanting of the building is projected to cost the Partnership as much as $600,000 if the building is converted from single-tenant to multi-tenant use.

The decrease of $425,100 in net cash used for financing activities for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996 was due primarily to an decrease in distributions paid to Partners during 1997. The decrease in distributions is the result of the General Partner's adjustment of the distributions to an amount consistent with the Partnership's remaining assets and their related earnings following the special distribution of Sales Proceeds during 1996.

In December 1996, the Managing General Partner became aware of the existence of hazardous substances in the ground under Lakewood. The source of the hazardous substances is believed to emanate from one or more of the tenants operating a dry cleaning business at Lakewood. The Partnership is currently attempting to sell the property. If a sale of Lakewood is consummated the Partnership may have no continuing obligations related to this matter. If no sale is consummated, the Partnership will review its courses of action. The effects on the Partnership cannot be determined at this time.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnerships properties during the next several years. As a result, cash continues to be retained to supplement working capital reserves. Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves for the three months ended March 31, 1997 amounted to $239,300.

Distributions to Limited Partners for the three months ended March 31, 1997 were declared in the amount of $764,000, or $9.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amount of cash for future distributions to Partners.

                           Part II OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a)  Exhibits: None

     (b)  Reports on Form 8-K:

     There were no reports filed on Form 8-K during the quarter ended March 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2

                               By:  FIRST CAPITAL FINANCIAL CORPORATION
                                    GENERAL PARTNER

Date: May 15, 1997             By:  /s/ DOUGLAS CROCKER II
      ------------                  --------------------------------------
                                        DOUGLAS CROCKER II
                                    President and Chief Executive Officer

Date: May 15, 1997             By:  /s/ NORMAN M. FIELD
      ------------                  --------------------------------------
                                        NORMAN M. FIELD
                                    Vice President - Finance and Treasurer