Form 10-Q
period 1997-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 1997-08-13
CIK 727087

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the period ended                       June 30, 1997
                         -----------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    ----------------    ----------------------

   Commission File Number                           0-12945
                                 ---------------------------------------------

                First Capital Institutional Real Estate, Ltd. - 2
------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           Florida                                         59-2313852
-------------------------------                 ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)

Two North Riverside Plaza, Suite 1100, Chicago, Illinois        60606-2607
--------------------------------------------------------   -------------------
        (Address of principal executive offices)                (Zip Code)

                                  (312) 207-0020
------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

                                  Not applicable
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                        ---   ----

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated October 19, 1983, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                   June 30,
                                                     1997      December 31,
                                                 (Unaudited)       1996
---------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $  7,086,800  $10,237,400
 Buildings and improvements                        25,113,100   36,061,200
---------------------------------------------------------------------------
                                                   32,199,900   46,298,600
Accumulated depreciation and amortization         (10,038,500) (13,818,600)
---------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    22,161,400   32,480,000
Cash and cash equivalents                          12,391,200    4,573,400
Investments in debt securities                      3,900,500    1,051,100
Restricted cash                                        50,000       50,000
Rents receivable                                       60,700       99,800
Investment in and loans to joint venture            5,485,300    5,852,800
Other assets                                           17,500       59,100
---------------------------------------------------------------------------
                                                 $ 44,066,600  $44,166,200
---------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $    492,300  $   322,900
 Due to Affiliates                                     66,600       76,200
 Distributions payable                             10,767,100      848,900
 Security deposits                                    119,000      137,600
 Other liabilities                                      8,300      114,400
---------------------------------------------------------------------------
                                                   11,453,300    1,500,000
---------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                              (500)    (131,300)
 Limited Partners (84,886 Units issued and
  outstanding)                                     32,613,800   42,797,500
---------------------------------------------------------------------------
                                                   32,613,300   42,666,200
---------------------------------------------------------------------------
                                                 $ 44,066,600  $44,166,200
---------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1996                                      $(131,300) $48,846,800  $48,715,500
Net income for the year ended December
 31, 1996                                    424,400    2,778,800    3,203,200
Distributions for the year ended December
 31, 1996                                   (424,400)  (8,828,100)  (9,252,500)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1996                                       (131,300)  42,797,500   42,666,200
Net income for the six months ended June
 30, 1997                                    277,000    1,286,100    1,563,100
Distributions for the six months ended
 June 30, 1997                              (146,200) (11,469,800) (11,616,000)
-------------------------------------------------------------------------------
Partners' (deficit) capital, June 30,
 1997                                      $    (500) $32,613,800  $32,613,300
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                         1997       1996
---------------------------------------------------------------------------
Income:
 Rental                                               $1,389,800 $1,561,400
 Interest                                                166,600    182,300
 Gain on sale of Property                                126,800
---------------------------------------------------------------------------
                                                       1,683,200  1,743,700
---------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                           279,800    311,600
 Property operating:
  Affiliates                                              60,200     82,000
  Nonaffiliates                                          228,700    236,300
 Real estate taxes                                       127,900    140,400
 Insurance--Affiliate                                     11,500     19,300
 Repairs and maintenance                                 131,900    160,300
 General and administrative:
  Affiliates                                               6,900     12,900
  Nonaffiliates                                           64,200     86,200
---------------------------------------------------------------------------
                                                         911,100  1,049,000
---------------------------------------------------------------------------
Net income before income from participation in joint
 venture                                                 772,100    694,700
 Income from participation in joint venture               89,200    151,100
---------------------------------------------------------------------------
Net income                                            $  861,300 $  845,800
---------------------------------------------------------------------------
Net income allocated to General Partner               $  192,100 $  127,500
---------------------------------------------------------------------------
Net income allocated to Limited Partners              $  669,200 $  718,300
---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (84,886 Units outstanding)                           $     7.88 $     8.46
---------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                         1997       1996
---------------------------------------------------------------------------
Income:
 Rental                                               $2,959,300 $3,190,200
 Interest                                                259,900    356,500
 Gain on sale of Property                                126,800
---------------------------------------------------------------------------
                                                       3,346,000  3,546,700
---------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                           604,500    625,400
 Property operating:
  Affiliates                                             131,100    203,800
  Nonaffiliates                                          479,600    465,600
 Real estate taxes                                       276,900    276,800
 Insurance--Affiliate                                     27,500     38,700
 Repairs and maintenance                                 288,800    341,900
 General and administrative:
  Affiliates                                              15,900     31,500
  Nonaffiliates                                          130,600    164,100
---------------------------------------------------------------------------
                                                       1,954,900  2,147,800
---------------------------------------------------------------------------
Net income before income from participation in joint
 venture                                               1,391,100  1,398,900
 Income from participation in joint venture              172,000    212,000
---------------------------------------------------------------------------
Net income                                            $1,563,100 $1,610,900
---------------------------------------------------------------------------
Net income allocated to General Partner               $  277,000 $  254,700
---------------------------------------------------------------------------
Net income allocated to Limited Partners              $1,286,100 $1,356,200
---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (84,886 Units outstanding)                           $    15.15 $    15.98
---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1997 and 1996
(All dollars rounded to nearest 00s)

                                                             1997         1996
----------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $ 1,563,100  $1,610,900
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                               604,500     625,400
  (Income) from participation in joint venture               (172,000)   (212,000)
  (Gain) on sale of Property                                 (126,800)
  Changes in assets and liabilities:
   Decrease in rents receivable                                39,100     110,400
   Decrease (increase) in other assets                         41,600     (47,600)
   Increase (decrease) in accounts payable and accrued
   expenses                                                   169,400     (33,500)
   (Decrease) increase in due to Affiliates                    (9,600)      4,500
   (Decrease) in other liabilities                           (106,100)    (44,500)
----------------------------------------------------------------------------------
    Net cash provided by operating activities               2,003,200   2,013,600
----------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                (325,000)   (516,000)
 (Increase) in investments in debt securities              (2,849,400) (7,311,800)
 (Increase) in restricted cash                                            (25,000)
 Proceeds from sale of Property                            10,165,900
 Distributions received from (contributions to) joint
  venture                                                     539,500     (35,100)
----------------------------------------------------------------------------------
    Net cash provided by (used for) investing activities    7,531,000  (7,887,900)
----------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                            (1,697,800) (2,546,500)
 (Decrease) in security deposits                              (18,600)     (4,200)
----------------------------------------------------------------------------------
    Net cash (used for) financing activities               (1,716,400) (2,550,700)
----------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        7,817,800  (8,425,000)
Cash and cash equivalents at the beginning of the period    4,573,400  12,268,000
----------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $12,391,200  $3,843,000
----------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

Commercial rental properties are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Lease acquisition fees are recorded at cost and amortized on the straight-line method over the life of each respective lease. Repair and maintenance costs are expensed against operations as incurred; expenditures for improvements are capitalized to the appropriate property accounts and depreciated over the estimated life of such improvements.

The Partnership evaluates its rental properties when conditions exist when conditions exist which indicate that it is probable that the sum of expected future cash flows (undiscounted) from a property is less than its carrying basis. Upon determination that an impairment has occurred, the basis in the rental property is reduced to estimated fair value. Management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

Investments in debt securities are comprised of corporate debt securities and obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had maturities of less than one year when purchased.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such

Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and six months ended June 30, 1997, the General Partner was entitled to a Partnership Management Fee, and accordingly, allocated Net Profits, of $61,300 and $146,200, respectively. In addition, the General Partner was allocated Net Profits of $131,300 from the sale of Lakewood and Net (Losses) of $(500) from the sale of Featherwood.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1997 were as follows:

                                                         Paid
                                                  -------------------
                                                  Quarter  Six Months Payable
-----------------------------------------------------------------------------
Property management and leasing fees              $ 54,500  $126,200  $21,800
Reimbursement of property insurance premiums, at
 cost                                               24,100    24,100    3,400
Real estate
 commissions (a)                                      None      None   40,300
Reimbursement of expenses, at cost:
 --Accounting                                        7,100    11,000      600
 --Investor communications                           5,000     6,500      500
 --Legal                                            21,800    32,500     None
-----------------------------------------------------------------------------
                                                  $103,500  $200,300  $66,600
-----------------------------------------------------------------------------

(a) As of June 30, 1997, the Partnership owed $40,300 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment from the initial investment date).

3. PROPERTY SALES:

On May 16, 1997, a joint venture in which the Partnership owns a 50% interest, consummated the sale of Lakewood Square Shopping Center ("Lakewood"), located in Lakewood, California, for a sale price of $17,750,000, of which the Partnership's share was $8,875,000. The Partnership's share of net proceeds from this transaction was $8,670,100, which was net of closing expenses. The Partnership reported a net gain of $176,600 for the six months ended June 30, 1997 in connection with this sale and intends to distribute $8,658,400 or $102.00 per Unit on August 31, 1997 to Limited Partners of record as of May 16, 1997.

On June 27, 1997, a joint venture in which the Partnership owns a 50% interest, consummated the sale of 12621 Featherwood Office Building, located in Houston, Texas, for a sale price of $3,146,700, of which the Partnership's share was $1,573,300. The Partnership's share of net proceeds from this transaction was $1,495,800, which is net of closing expenses. The Partnership reported a net loss of $49,800 for the six months ended June 30, 1997 in connection with this sale and intends to distribute $1,495,700 or $17.62 per Unit on November 30, 1997 to Limited Partners of record as of June 27, 1997. Additional expenses will be incurred during the quarter ending September 30, 1997 which may be greater or less than the estimated amounts.

4. ENVIRONMENTAL MATTER:

In December 1996, the General Partner became aware of the existence of hazardous substances in the ground under Lakewood. The sources of the hazardous substances is believed to emanate from one or more of the tenants operating a dry cleaning business at Lakewood. In connection with the sale of Lakewood the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes but is not limited to payment of all costs in connection with the remediation work, including, without limitation, the costs for all investigation, installation, operation, maintenance, testing and monitoring costs, all power and utility costs and any and all pumping taxes or fees that may be applicable. Also included in the agreement was a one-year indemnification by purchaser against and from any and all claims, demands, losses, liabilities, costs, damages, expenses, clean-up costs required by, and fines and damages imposed by, governmental agencies with jurisdiction over the Property, and all reasonable costs and expenses incurred by the purchaser related to the hazardous substances.

5. SUBSEQUENT EVENT:

On July 24, 1997, the Partnership sold Banana River Square Shopping Center, located in Cocoa Beach, Florida, for a sale price of $5,185,000. Net proceeds from this transaction were approximately $4,935,000, which was net of actual and estimated closing expenses. The Partnership will report a gain for financial reporting purposes of approximately $260,000 during the quarter ending September 30, 1997 from this sale and will distribute $4,935,300 or $58.14 per Unit on November 30, 1997 to Limited Partners of record as July 24, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1996 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and six months ended June 30, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                       Comparative Operating Results (a)
                      For the Quarters    For the Six Months
                            Ended               Ended
                      6/30/97    6/30/96   6/30/97   6/30/96
-------------------------------------------------------------------------------------
FOXHALL SQUARE BUILDING (50%)
Rental revenues      $ 428,400  $ 371,600 $ 849,500  $785,600
-------------------------------------------------------------------------------------
Property net income  $ 144,400  $ 106,700 $ 268,900  $251,500
-------------------------------------------------------------------------------------
Average occupancy          92%        83%       91%       83%
-------------------------------------------------------------------------------------
ELLIS BUILDING (50%)
Rental revenues      $ 323,600  $ 294,200 $ 639,300  $582,200
-------------------------------------------------------------------------------------
Property net income  $ 118,600  $ 106,500 $ 219,200  $196,200
-------------------------------------------------------------------------------------
Average occupancy          97%        94%       97%       94%
-------------------------------------------------------------------------------------
MARKETPLACE AT RIVERGATE SHOPPING CENTER
Rental revenues      $ 268,500  $ 242,500 $ 543,100  $523,700
-------------------------------------------------------------------------------------
Property net income  $ 148,200  $ 114,900 $ 294,600  $237,900
-------------------------------------------------------------------------------------
Average occupancy          95%        97%       95%       99%
-------------------------------------------------------------------------------------
BANANA RIVER SQUARE SHOPPING CENTER
Rental revenues      $ 181,800  $ 183,000 $ 373,300  $374,700
-------------------------------------------------------------------------------------
Property net income  $  62,300  $  63,000 $ 139,300  $129,200
-------------------------------------------------------------------------------------
Average occupancy          90%        93%       90%       95%
-------------------------------------------------------------------------------------
HOLIDAY OFFICE PARK NORTH AND SOUTH
 (50%)
Rental revenues      $ 399,200  $ 415,400 $ 783,600  $791,600
-------------------------------------------------------------------------------------
Property net income  $  89,200  $ 151,100 $ 172,000  $212,000
-------------------------------------------------------------------------------------
Average occupancy          86%        79%       85%       78%
-------------------------------------------------------------------------------------
LAKEWOOD SQUARE SHOPPING CENTER (50%)
 (B)
Rental revenues      $ 147,000  $ 327,800 $ 513,600  $654,400
-------------------------------------------------------------------------------------
Property net income  $  85,300  $ 155,400 $ 283,500  $309,400
-------------------------------------------------------------------------------------
Average occupancy                     96%                 96%
-------------------------------------------------------------------------------------
12621 FEATHERWOOD BUILDING (50%) (C)
Rental revenues         (c)     $ 142,200    (c)     $269,500
-------------------------------------------------------------------------------------
Property net (loss)
 income              $  (2,100) $  64,300 $ (47,100) $113,000
-------------------------------------------------------------------------------------
Average occupancy                    100%                100%
-------------------------------------------------------------------------------------

(a) The above table excludes certain income and expense items which are not directly related to individual property operating results such as interest income from short-term investments and general and administrative expenses. The Partnership's share of results from its participation in a joint venture, treated under the equity method, is included above.
(b) Property was sold on May 16, 1997. For further information regarding the sale see Note 3 of Notes to Financial Statements.
(c) Property was vacant from December 14, 1996 through its sale on June 27, 1997. For further information regarding the sale see Note 3 of Notes to the Financial Statements.

Unless otherwise disclosed, discussions of fluctuations between 1997 and 1996 refer to both the quarters and six months ended June 30, 1997 and 1996.

Net income decreased by $47,800 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. The decrease was primarily due to the vacancy at 12621 Featherwood Building ("Featherwood"). Also contributing to the decrease was the effects of the sale of Lakewood Square Shopping Center ("Lakewood") and a decrease in interest earned on the Partnership's short-term investments due to a decrease in cash available for investment.

Net income increased by $15,500 for the quarter ended June 30, 1997 when compared to the quarter ended June 30, 1996. The increase was primarily the result of the gain on the sale of Lakewood and the improved operating results at several of the Partnership's properties offsetting the partial absence of operating results of Lakewood and lack of revenues at Featherwood.

Net income exclusive of properties sold during the period increased by $25,200 and $11,400 for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996, respectively. The increases were primarily due to improved operating results at Foxhall Square Office Building ("Foxhall"), Ellis Building ("Ellis") and Marketplace at Rivergate Shopping Center ("Rivergate") along with a decrease in general and administrative expenses resulting from reduced personnel costs and accounting fees. Partially offsetting the increases were decreases in the Partnership's equity investment in Holiday Office Park North and South ("Holiday").

The following comparative discussion excludes the results of the Partnership's properties that were sold prior to June 30, 1997.

Rental revenues increased by $111,000 or 10.2% and $139,000 or 6.1% for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996, respectively. The increases were primarily due to increases in base rental revenues at Foxhall and Ellis due to the increases in their average occupancy rate and an increase in tenant expense reimbursements at Rivergate, Ellis and Foxhall. Partially offsetting the increases were decreases in the base rental revenues at Banana River Square Shopping Center due to a reduction in the average occupancy rate.

Real estate tax expense increased by $3,600 and $13,500 for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996, respectively. The increases were primarily due to budgeted increases at Foxhall and Ellis.

Depreciation and amortization expense increased by $13,700 and $13,800 for the periods under comparison, respectively. The increases were primarily due to depreciable assets placed in service at Foxhall exceeding those assets whose lives expired.

Property operating expenses increased by $18,000 and $9,000 for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996, respectively. The increases were primarily due to an increase in management fees due to a decrease in leasing commissions paid to outside brokers in 1997 at Foxhall. Also contributing to the increases were increased utility costs at Ellis.

The Partnership's share of net income from Holiday decreased by $62,100 and $40,100 for the quarterly and six-month periods under comparison, respectively. The decreases were primarily the result of an increase in depreciation and amortization expense which was the result of an increase in improvements made to the property. Also contributing to the decreases was an increase in management fees which is the result of lease commissions paid to outside brokers being less in 1997 than 1996. Partially offsetting the increases was a decrease in the estimated Michigan single business tax.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated and nonaffiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                                                       Comparative Cash Flow
                                                        Results For the Six
                                                           Months Ended
                                                        6/30/97      6/30/96
-------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $ 2,176,200  $ 2,323,600
Less: Cash Flow from joint venture                       (307,400)    (299,300)
Items of reconciliation:
 Decrease in current assets                                80,700       62,800
 Increase (decrease) in current liabilities                53,700      (73,500)
-------------------------------------------------------------------------------
Net cash provided by operating activities             $ 2,003,200  $ 2,013,600
-------------------------------------------------------------------------------
Net cash provided by (used for) investing activities  $ 7,531,000  $(7,887,900)
-------------------------------------------------------------------------------
Net cash (used for) financing activities              $(1,716,400) $(2,550,700)
-------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $147,400 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996 was primarily due to the vacancy at Featherwood. Also contributing to the decrease was the absence of results from Lakewood due to its May 1997 sale and the decrease in interest earned on the Partnership's short-term investments. Partially offsetting the decrease was the increase in net income, exclusive of sold properties and depreciation and amortization, as previously discussed.
The increase in the Partnership's cash position of $7,817,800 for the six months ended June 30, 1997 was primarily the result of the receipt of Sales Proceeds from the sale of Lakewood and Featherwood, net of the increase in investments in debt securities. Liquid assets (including cash, cash equivalents and investments in debt securities) as of June 30, 1997 were comprised of amounts held for working capital purposes and undistributed Sales Proceeds.
The slight decrease of $10,400 in cash provided by operating activities for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996 was primarily due to the decrease in net income, as previously discussed, partially offset by the timing of the payment of expenses at Banana River, Foxhall and Ellis.
Net cash (used for) provided by investing activities changed from $(7,887,900) for the six months ended June 30, 1996 to $7,531,000 for the six months ended June 30, 1997. The change was primarily due to the receipt of Sale Proceeds from the sales of
Lakewood and Featherwood and the increase in distributions received from the Partnership's equity investment in Holiday, partially offset by an increase in investments in debt securities. The increase in investments in debt securities is a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment-grade and generally mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures such as capital and tenant improvements and leasing costs. During the six months ended June 30, 1997, the Partnership spent $325,000 for capital and tenant improvements and leasing costs. The amount of capital expenditures to be made during the remainder of 1997 and beyond is to a large extent contingent on the progress made with respect to selling the remaining Partnership properties. Actual amounts expended in 1997 are dependent on a number of factors including leasing activity and other market conditions throughout the year. The General Partner believes these expenditures are necessary to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

The decrease of $834,300 in net cash used for financing activities for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996 was due primarily to a decrease in distributions paid to Partners in 1997. The General Partner adjusted the distributions to an amount consistent with the Partnership's remaining assets and their related earnings following the special distribution of Sales Proceeds in 1996 and the sale of several properties during 1997.

On May 16, 1997, a joint venture in which the Partnership has a 50% interest, completed the sale of Lakewood. The Partnership's share of net proceeds from this sale amounted to $8,670,100. In connection with this sale, the Partnership declared a special distribution in the amount of $8,658,400 or $102.00 per Unit, which the Partnership will distribute on August 31, 1997 to Limited Partners of record as of May 16, 1997.

On June 27, 1997, a joint venture in which the Partnership has a 50% interest, completed the sale of Featherwood. The Partnership's share of net proceeds from this sale amounted to $1,495,800. In connection with this sale, the Partnership declared a special distribution in the amount of $1,495,700 or $17.62 per Unit, which the Partnership will distribute on November 30, 1997 to Limited Partners of record as of June 27, 1997.

On July 24, 1997, the Partnership completed the sale of Banana River. Net proceeds from this sale were approximately $4,935,000. In connection with this sale, the Partnership declared a special distribution in the amount of $4,935,300 or $58.14 per Unit, which the Partnership will distribute on November 30, 1997 to Limited Partners of record as of July 24, 1997.
The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the capital and tenant improvements and leasing costs that may be necessary at the Partnership's properties during the next several years. As a result, cash continues to be retained to supplement working capital reserves. For the six months ended June 30, 1997, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $714,300.
Distributions to Limited Partners for the six months ended June 30, 1997 were declared in the amount of $551,700, or $6.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, with the exception of the distribution of Sales Proceeds, there can be no assurance as to the amounts of cash for future distributions to Partners.

                           Part II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits: None

         (b)  Reports on Form 8-K

                A report on Form 8-K was filed on June 2, 1997, reporting the sale of Lakewood Square Shopping Center, located in Lakewood, California.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2

                                 By:  FIRST CAPITAL FINANCIAL CORPORATION
                                      GENERAL PARTNER

Date:  August 14, 1997           By:  /s/ DOUGLAS CROCKER II
       ---------------                ----------------------------------
                                          DOUGLAS CROCKER II
                                      President and Chief Executive Officer


Date:  August 14, 1997           By:  /s/ NORMAN M. FIELD
       ---------------                ----------------------------------
                                          NORMAN M. FIELD
                                      Vice President - Finance and Treasurer