Form 10-Q
period 1997-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 1997-11-14
CIK 727087

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended               September 30, 1997
                          ------------------------------------------------------

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


               First Capital Institutional Real Estate, Ltd. - 2
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Florida                                             59-2313852
-------------------------------                            ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


Two North Riverside Plaza, Suite 1100, Chicago, Illinois        60606-2607
--------------------------------------------------------   ---------------------
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                 September 30,
                                                     1997      December 31,
                                                  (Unaudited)      1996
---------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                             $ 6,199,400  $10,237,400
 Buildings and improvements                        19,363,000   36,061,200
---------------------------------------------------------------------------
                                                  25,562,400    46,298,600
Accumulated depreciation and amortization          (8,249,900) (13,818,600)
---------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    17,312,500   32,480,000
Cash and cash equivalents                           7,050,000    4,573,400
Investments in debt securities                      5,443,000    1,051,100
Restricted cash                                        50,000       50,000
Rents receivable                                       67,000       99,800
Investment in and loans to joint venture            5,496,600    5,852,800
Other assets                                           12,700       59,100
---------------------------------------------------------------------------
                                                  $35,431,800  $44,166,200
---------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses            $   307,600  $   322,900
 Due to Affiliates                                     69,400       76,200
 Distributions payable                              6,949,700      848,900
 Security deposits                                     95,000      137,600
 Other liabilities                                      8,000      114,400
---------------------------------------------------------------------------
                                                   7,429,700     1,500,000
---------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                               --      (131,300)
 Limited Partners (84,886 Units issued and
  outstanding)                                     28,002,100   42,797,500
---------------------------------------------------------------------------
                                                   28,002,100   42,666,200
---------------------------------------------------------------------------
                                                  $35,431,800  $44,166,200
---------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1996                           $(131,300) $48,846,800  $48,715,500
Net income for the year ended December
 31, 1996                                    424,400    2,778,800    3,203,200
Distributions for the year ended December
 31, 1996                                   (424,400)  (8,828,100)  (9,252,500)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1996                          (131,300)  42,797,500   42,666,200
Net income for the nine months ended
 September 30, 1997                          329,400    2,076,600    2,406,000
Distributions for the nine months ended
 September 30, 1997                         (198,100) (16,872,000) (17,070,100)
-------------------------------------------------------------------------------
Partners' capital, September 30, 1997      $       0  $28,002,100  $28,002,100
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                            1997       1996
------------------------------------------------------------------------------
Income:
 Rental                                                   $ 989,500 $1,589,600
 Interest                                                   254,300    176,400
 Gain on sale of Property                                   251,300
------------------------------------------------------------------------------
                                                          1,495,100  1,766,000
------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                              216,600    315,600
 Property operating:
 Affiliates                                                  75,700     87,100
 Nonaffiliates                                              187,500    243,300
 Real estate taxes                                           81,000    139,100
 Insurance--Affiliate                                        13,200     19,400
 Repairs and maintenance                                    133,800    190,800
 General and administrative:
 Affiliates                                                  10,400     17,000
 Nonaffiliates                                               42,500     44,400
------------------------------------------------------------------------------
                                                            760,700  1,056,700
------------------------------------------------------------------------------
Income before income from participation in joint venture    734,400    709,300
Income from participation in joint venture                  108,500     62,600
------------------------------------------------------------------------------
Net income                                                $ 842,900 $  771,900
------------------------------------------------------------------------------
Net income allocated to General Partner                   $  52,400 $   84,800
------------------------------------------------------------------------------
Net income allocated to Limited Partners                  $ 790,500 $  687,100
------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (84,886 Units outstanding)                               $    9.31 $     8.09
------------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997       1996
------------------------------------------------------------------------
Income:
 Rental                                            $3,948,800 $4,779,800
 Interest                                             514,200    532,900
 Gain on sale of Property                             378,100
------------------------------------------------------------------------
                                                    4,841,100  5,312,700
------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                        821,100    941,000
 Property operating:
 Affiliates                                           206,800    290,900
 Nonaffiliates                                        667,100    708,900
 Real estate taxes                                    357,900    415,900
 Insurance--Affiliate                                  40,700     58,100
 Repairs and maintenance                              422,600    532,700
 General and administrative:
 Affiliates                                            26,300     48,500
 Nonaffiliates                                        173,100    208,500
------------------------------------------------------------------------
                                                    2,715,600  3,204,500
------------------------------------------------------------------------
Income before income from participation in joint
 venture                                            2,125,500  2,108,200
Income from participation in joint venture            280,500    274,600
------------------------------------------------------------------------
Net income                                         $2,406,000 $2,382,800
------------------------------------------------------------------------
Net income allocated to General Partner            $  329,400 $  339,500
------------------------------------------------------------------------
Net income allocated to Limited Partners           $2,076,600 $2,043,300
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (84,886 Units outstanding)                        $    24.46 $    24.07
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s)

                                                           1997         1996
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                             $ 2,406,000  $2,382,800
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                              821,100     941,000
 (Income) from participation in joint venture              (280,500)   (274,600)
 Gain on sale of Property                                  (378,100)
 Changes in assets and liabilities:
  Decrease in rents receivable                               32,800      82,200
  Decrease (increase) in other assets                        46,400      (9,000)
  (Decrease) in accounts payable and accrued expenses       (15,300)    (40,200)
  (Decrease) increase in due to Affiliates                   (6,800)      6,200
  (Decrease) in other liabilities                          (106,400)    (44,200)
--------------------------------------------------------------------------------
   Net cash provided by operating activities              2,519,200   3,044,200
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements              (371,700)   (702,500)
 (Increase) in investments in debt securities, net       (4,391,900) (7,695,600)
 (Increase) in restricted cash                                          (25,000)
 Proceeds from sale of Property                          15,096,200
 Net distributions received from (contributions to)
  joint venture                                             636,700     (25,000)
--------------------------------------------------------------------------------
   Net cash provided by (used for) investing activities  10,969,300  (8,448,100)
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                         (10,969,300) (3,819,900)
 (Decrease) in security deposits                            (42,600)     (3,400)
--------------------------------------------------------------------------------
Net cash (used for) financing activities                (11,011,900) (3,823,300)
Net increase (decrease) in cash and cash equivalents      2,476,600  (9,227,200)
Cash and cash equivalents at the beginning of the
 period                                                   4,573,400  12,268,000
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period       $7,050,000  $3,040,800
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1997

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

Investment in and loans to joint venture represents the recording of the Partnership's interest, under the equity method of accounting in and loans to a joint venture with an Affiliated partnership. The joint venture acquired a preferred majority interest in a joint venture with the seller of the Lansing, Michigan property. Under the equity method of accounting, the Partnership recorded its initial interest at cost and adjusts its investment account for its share of joint venture income or loss and its distributions of cash flow (as defined in the joint venture agreement). In addition, loans to and from the joint venture are reflected in the financial statements.

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

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain or loss is recognized in accordance with GAAP.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and nine months ended September 30, 1997, the General Partner was entitled to a Partnership Management Fee, and accordingly, allocated Net Profits, of $51,900 and $198,100, respectively. In addition, the General Partner was allocated Net Profits totaling $131,800 from the sales of Lakewood and Banana River and a Net (Loss) of $(500) from the sale of Featherwood.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1997 were as follows:

                                                          Paid
                                                  --------------------
                                                  Quarter  Nine Months Payable
------------------------------------------------------------------------------
Property management and leasing fees              $ 58,600  $184,800   $ 9,200
Reimbursement of property insurance premiums, at
 cost                                               16,600    40,700      None
Real estate
 commissions (a)                                      None      None    40,300
Legal                                               34,100    66,600    15,300
Reimbursement of expenses, at costs:
 --Accounting                                        3,100    14,100     2,600
 --Investor communications                           2,400     8,900     2,000
------------------------------------------------------------------------------
                                                  $114,800  $315,100   $69,400
------------------------------------------------------------------------------

(a) As of September 30, 1997, the Partnership owed $40,300 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment from the initial investment date).

3. PROPERTY SALES

On May 16, 1997, a joint venture in which the Partnership owns a 50% interest, consummated the sale of Lakewood Square Shopping Center ("Lakewood"), located in Lakewood, California, for a sale price of $17,750,000, of which the Partnership's share was $8,875,000. The Partnership's share of proceeds from this transaction was $8,661,300, which was net of closing expenses. The Partnership reported a net gain of $167,800 for the nine months ended September 30,
1997 in connection with this sale and distributed $8,658,400 or $102.00 per Unit on August 31, 1997 to Limited Partners of record as of May 16, 1997.

On June 27, 1997, a joint venture in which the Partnership owns a 50% interest, consummated the sale of 12621 Featherwood Office Building, located in Houston, Texas, for a sale price of $3,146,700, of which the Partnership's share was $1,573,300. The Partnership's share of proceeds from this transaction was $1,492,000, which is net of closing expenses. The Partnership reported a net loss of $53,700 for the nine months ended September 30, 1997 in connection with this sale and will distribute $1,495,700 or $17.62 per Unit on November 30, 1997 to Limited Partners of record as of June 27, 1997.

On July 24, 1997, the Partnership sold Banana River Square Shopping Center, located in Cocoa Beach, Florida, for a sale price of $5,185,000. Proceeds from this transaction were $4,942,900, which was net of actual and estimated closing expenses. The Partnership reported a gain for financial reporting purposes of $263,900 during the quarter ending September 30, 1997 from this sale and will distribute $4,935,300 or $58.14 per Unit on November 30, 1997 to Limited Partners of record as of July 24, 1997.

4. ENVIRONMENTAL MATTER:

In December 1996, the General Partner became aware of the existence of hazardous substances in the ground under Lakewood. The sources of the hazardous substances is believed to emanate from one or more of the tenants operating a dry cleaning business at Lakewood. In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. Also included was a one-year indemnification by the purchaser against and from any and all claims, demands, losses, liabilities, costs, damages, expenses, clean-up costs required by, and fines and damages imposed by governmental agencies with jurisdiction over Lakewood, and all reasonable costs and expenses incurred by the purchaser related to the hazardous substances.

5. SUBSEQUENT EVENT:

On November 10, 1997, a joint venture in which the Partnership owns a 50% interest, consummated the sale of Foxhall Square Office Building, located in Washington D.C., for a sale price of $17,125,000, of which the Partnership's share was $8,562,500. The Partnership's share of proceeds from this transaction was approximately $8,250,000, which is net of actual and estimated closing expenses. The Partnership will report a net gain for financial reporting of approximately $1,150,000 for the year ending December 31,1997 from this sale and intends to distribute $8,249,200 or $97.18 per Unit on February 28, 1998 to Limited Partners of record as of November 10, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1996 for a discussion of the Partnership's business.

OPERATIONS
The Partnership is in the disposition phase of its life cycle. During the disposition phase, comparisons of operating results are complicated due to the timing and affect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests.

The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and nine months ended September 30, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                         Comparative Operating Results (a)
                      For the Quarters    For the Nine Months
                            Ended                Ended
                      9/30/97   9/30/96   9/30/97     9/30/96
---------------------------------------------------------------------------------------
FOXHALL SQUARE BUILDING (50%)
Rental revenues      $ 418,500 $ 397,600 $1,268,000  $1,183,200
---------------------------------------------------------------------------------------
Property net income  $ 100,800 $  82,900 $  369,700  $  334,400
---------------------------------------------------------------------------------------
Average occupancy          91%       85%        91%         84%
---------------------------------------------------------------------------------------
ELLIS BUILDING (50%)
Rental revenues      $ 317,100 $ 293,100 $  956,400  $  875,300
---------------------------------------------------------------------------------------
Property net income  $ 109,400 $  91,800 $  328,600  $  288,000
---------------------------------------------------------------------------------------
Average occupancy          98%       95%        97%         94%
---------------------------------------------------------------------------------------
MARKETPLACE AT RIVERGATE SHOPPING CENTER
Rental revenues      $ 232,400 $ 248,100 $  775,500  $  771,800
---------------------------------------------------------------------------------------
Property net income  $  98,000 $ 128,300 $  392,600  $  366,200
---------------------------------------------------------------------------------------
Average occupancy          97%       94%        96%         97%
---------------------------------------------------------------------------------------
HOLIDAY OFFICE PARK NORTH AND SOUTH
 (50%)
Rental revenues      $ 469,600 $ 392,900 $1,253,200  $1,184,500
---------------------------------------------------------------------------------------
Property net income  $ 108,500 $  62,600 $  280,500  $  274,600
---------------------------------------------------------------------------------------
Average occupancy          86%       85%        86%         84%
---------------------------------------------------------------------------------------
BANANA RIVER SQUARE SHOPPING CENTER (B)
Rental revenues      $         $ 188,900  $ 407,400  $  563,600
---------------------------------------------------------------------------------------
Property net income  $         $  64,800 $  137,500  $  194,000
---------------------------------------------------------------------------------------
Average occupancy                    93%                    94%
---------------------------------------------------------------------------------------
LAKEWOOD SQUARE SHOPPING CENTER (50%)
 (C)
Rental revenues      $         $ 332,300 $  501,000  $  986,700
---------------------------------------------------------------------------------------
Property net income  $         $ 170,100 $  253,000  $  479,500
---------------------------------------------------------------------------------------
Average occupancy                    97%                    96%
---------------------------------------------------------------------------------------
12621 FEATHERWOOD BUILDING (50%) (D)
Rental revenues      $         $ 129,600    (c)      $  399,100
---------------------------------------------------------------------------------------
Property net (loss)
 income              $         $  49,700 $  (40,500) $  162,700
---------------------------------------------------------------------------------------
Average occupancy                   100%                   100%
---------------------------------------------------------------------------------------

(a) The above table excludes certain income and expense items which are not directly related to individual property operating results such as interest income from short-term investments and general and administrative expenses. The Partnership's share of results from its participation in a joint venture, treated under the equity method, is included above.
(b) Property was sold on July 24, 1997.
(c) Property was sold on May 16, 1997.
(d) Property was vacant from December 14, 1996 through its sale on June 27, 1997. For further information regarding the three sales see Note 3 of Notes to the Financial Statements.

Unless otherwise disclosed, discussions of fluctuations between 1997 and 1996 refer to both the quarters and nine months ended September 30, 1997 and 1996.

Net income increased by $71,000 and $23,200 for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996, respectively. The increases were primarily due to the gains recognized on the sales of Banana River Square Shopping Center ("Banana River") and Lakewood Square Shopping Center ("Lakewood"). Partially offsetting the increases was the partial absence of operating results from the three properties sold during 1997.

Net income exclusive of sold properties increased by $130,100 and $131,300 for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996, respectively. The increases were primarily due to improved operating results at Foxhall Square Office Building ("Foxhall"), Ellis Building ("Ellis"), the Partnership's equity investment in Holiday Office Park North and South ("Holiday") and for the nine month period, Marketplace at Rivergate Shopping Center ("Rivergate"). Also contributing to the increases was a decrease in general and administrative expenses resulting from reduced personnel costs and accounting fees.

The following comparative discussion excludes the results of the Partnership's properties that were sold prior to September 30, 1997.

Rental revenues increased by $29,200 or 3.1% and $169,600 or 6.0% for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996, respectively. The increases were primarily due to increases in base rental revenues at Foxhall and Ellis due to the increases in their average occupancy and an increase in tenant expense reimbursements at Ellis. Partially offsetting the increases were decreases in tenant expense reimbursements at Rivergate.

Real estate tax expense increased by $4,800 and $17,500 for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996, respectively. The increases were primarily due to projected increases at Foxhall.

Depreciation and amortization expense increased by $7,700 and $20,600 for the quarterly and nine-month periods under comparison, respectively. The increases were primarily due to depreciable assets placed in service at Foxhall and Ellis exceeding those assets whose depreciable lives expired.

Property operating expenses increased by $12,700 and $30,800 for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996, respectively. The increases were primarily the result of an increase in management fees due to a decrease in leasing commissions paid to outside brokers in 1997 at Foxhall. Also contributing the increases were increased utility costs at Ellis and Foxhall and an increase in professional service costs at Rivergate.

Repair and maintenance expenses increased by $6,600 and $9,600 for the quarterly and nine-month periods under comparison, respectively. The increases were primarily due to an increase in salaries at Foxhall and Ellis partially offset by a decrease in repairs to the elevators at Ellis.

The Partnership's share of net income from Holiday increased by $45,900 and $5,900 for the quarterly and nine-month periods under comparison, respectively. The increases were primarily the result of increased rental income due to increases in tenant expense reimbursements. Also contributing to the increases was a decrease in the estimated business tax payable to the state of Michigan. Partially offsetting the net income increases were increases in depreciation and amortization expense which was the result of an increase in improvements made to the property along with increases in management fees which were the result of lease commissions paid to brokers being less in 1997 than in 1996.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated and nonaffiliated asset and property management groups, continues to take the following

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

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

                                                      Comparative Cash Flow
                                                       Results For the Nine
                                                           Months Ended
                                                       9/30/97       9/30/96
-------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $  3,065,500  $ 3,457,300
Less: Cash Flow from joint venture                       (497,000)    (408,100)
Items of reconciliation:
 Decrease in current assets                                79,200       73,200
 (Decrease) in current liabilities                       (128,500)     (78,200)
-------------------------------------------------------------------------------
Net cash provided by operating activities            $  2,519,200  $ 3,044,200
-------------------------------------------------------------------------------
Net cash provided by (used for) investing
 activities                                          $ 10,969,300  $(8,448,100)
-------------------------------------------------------------------------------
Net cash (used for) financing activities             $(11,011,900) $(3,823,300)
-------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $391,800 for the nine months ended September 30, 1997 when compared to nine months ended September 30, 1996 was primarily due to the vacancy at Featherwood and the partial absence of operating results from Lakewood and Banana River due to their 1997 sales. Partially offsetting the decrease was the increase in net income, exclusive of sold properties and depreciation and amortization, as previously discussed.

The increase in the Partnership's cash position of $2,476,600 for the nine months ended September 30, 1997 was primarily the result of the receipt of Sales Proceeds from Featherwood and Banana River and net cash provided by operating activities exceeding the increase in investments in debt securities. Liquid assets (including cash, cash equivalents and investments in debt securities) as of September 30, 1997 were comprised of amounts held for working capital purposes and undistributed Sales Proceeds.

The decrease of $525,000 in cash provided by operating activities for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996 was primarily due to the decrease in net income, excluding gains on sales of properties, as previously discussed, partially offset by the timing of the payment of certain expenses at Banana River and Foxhall.

Net cash (used for) provided by investing activities changed from $(8,448,100) for the nine months ended September 30, 1996 to $10,969,300 for the nine months ended September 30, 1997. The change was primarily due to the sales of Lakewood, Banana River and Featherwood and the increase in distributions received from the Partnership's equity investment in Holiday, together with a smaller amount of investments in debt securities. The investments in debt securities are a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes or for distribution to Limited Partners. These investments are of investment-grade and generally mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures such as capital and tenant improvements and leasing costs. During the nine months ended September 30, 1997, the Partnership spent $371,700 for capital and tenant improvements and leasing costs. The amount of capital expenditures to be made during the remainder of 1997 and beyond is to a large extent contingent on the progress made with respect to selling the Partnership's properties. Actual amounts expended in 1997 are dependent on a number of factors including leasing activity and other market conditions throughout the year. The General Partner believes these expenditures are necessary to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

The increase of $7,188,600 in net cash used for financing activities for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996 was due primarily to an increase in distributions paid to Partners in 1997 resulting from the property sales.

On May 16, 1997, a joint venture in which the Partnership has a 50% interest, completed the sale of Lakewood. The Partnership's share of net proceeds from this sale amounted to $8,661,300. In connection with this sale, the Partnership declared a special distribution in the amount of $8,658,400 or $102.00 per Unit, which the Partnership distributed on August 31, 1997 to Limited Partners of record as of May 16, 1997.

On June 27, 1997, a joint venture in which the Partnership has a 50% interest, completed the sale of Featherwood. The Partnership's share of net proceeds from this sale amounted to $1,492,000. In connection with this sale, the Partnership declared a special distribution in the amount of $1,495,700 or $17.62 per Unit, which the Partnership will distribute on November 30, 1997 to Limited Partners of record as of June 27, 1997.

On July 24, 1997, the Partnership completed the sale of Banana River. Net proceeds from this sale were $4,942,900. In connection with this sale, the Partnership declared a special distribution in the amount of $4,935,300 or $58.14 per Unit, which the Partnership will distribute on November 30, 1997 to Limited Partners of record as of July 24, 1997.

On November 10, 1997, a joint venture in which the Partnership has a 50% interest, completed the sale of Foxhall. The Partnership's share of net proceeds from this sale amounted to approximately $8,250,000. In connection with this sale, the Partnership declared a special distribution in the amount of $8,249,200 or $97.18 per Unit, which the Partnership will distribute on February 28, 1998 to Limited Partners of record as of November 10, 1997.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the capital and tenant improvements and leasing costs that may be necessary at the Partnership's properties during the next several years. As a result, cash continues to be retained to supplement working capital reserves. For the nine months ended September 30, 1997, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $1,084,800.

Distributions to Limited Partners for the quarter ended September 30, 1997 were declared in the amount of $466,900, or $5.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, with the exception of the distribution of Sales Proceeds disclosed herein, there can be no assurance as to the amounts of cash for future distributions to Partners.

                          Part II  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a)  Exhibits: None

     (b)  Reports on Form 8-K

               A report on Form 8-K was filed on August 8, 1997, reporting the sale of Banana River Square Shopping Center, located in Cocoa Beach, Florida.

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

Date: November 14, 1997        By: /s/ DOUGLAS CROCKER II
      -----------------            --------------------------------------
                                       DOUGLAS CROCKER II
                                   President and Chief Executive Officer

Date: November 14, 1997        By: /s/ NORMAN M. FIELD
      -----------------            --------------------------------------
                                       NORMAN M. FIELD
                                   Vice President - Finance and Treasurer