Form 10-K405
period 1997-12-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 1998-03-30
CIK 727087


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended                 December 31, 1997
                               -------------------------------------------------
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from
                                    ------------------- to ---------------------

                                                      0-12945
    Commission File Number          --------------------------------------------


               First Capital Institutional Real Estate, Ltd. - 2
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                                          59-2313852
-----------------------------                                           ----------------------
(State or other jurisdiction of                                            (I.R.S. Employer
incorporation or organization)                                            Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois                      60606-2607
--------------------------------------------------------                 ----------------------
     (Address of principal executive offices)                                 (Zip Code)

Registrant's telephone number, including area code                           (312) 207-0020
                                                                         -----------------------
Securities registered  pursuant to Section 12(b) of the Act:                      NONE
                                                                         ------------------------
Securities registered pursuant to Section 12(g) of the Act:              Limited Partnership Units
                                                                         -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---
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

The business of the Partnership is to invest primarily in existing, improved, income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of income-producing real estate. From May 1984 to May 1986, the Partnership made seven real property investments and purchased 50% interests in four joint ventures which were each formed with an Affiliated partnership for the purpose of acquiring a 100% interest in certain real property. In addition, in January 1987 the Partnership formed a joint venture with an Affiliated partnership (the "Joint Venture"), in which they are each 50% partners. The Joint Venture was formed for the purpose of entering into a limited partnership agreement with an unaffiliated third party to which the Joint Venture contributed 75% of the total purchase price of a property in order to obtain a preferred majority interest in the limited partnership. All of the Partnership's joint ventures are operated under the common control of First Capital Financial Corporation (the "General Partner"). Through December 31, 1997, the Partnership has sold six real property investments and three of the 50% joint venture interests have sold their real property.

Property management services for one of the Partnership's real estate investments is provided by an independent property management company for fees calculated as a percentage of gross rents received from the property. An Affiliate of the General Partner provides property management and supervisory services for fees calculated as a percentage of gross rents received from the remaining two Partnership properties.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. Properties owned by the Partnership frequently compete for tenants with similar properties owned by others.

As of March 1, 1998, there were 9 employees at the Partnership's properties for on-site property maintenance and administration.

ITEM 2.  PROPERTIES (a)(b)
-------  -----------------

As of December 31, 1997, the Partnership owned, directly or through a joint venture, the following three property interests, all of which were owned in fee simple.

                                                                      Net Leasable        Number of
            Property Name                         Location            Sq. Footage        Tenants (c)
--------------------------------------      --------------------     --------------     -------------
Shopping Center:
----------------
Market Place at Rivergate (d)               Nashville, Tennessee        104,411            15 (2)

Office Buildings:
-----------------
Ellis Building (50%)                        Sarasota, Florida           130,189            32 (3)

Holiday Office Park North and South (e)     Lansing, Michigan           398,228            87 (1)

   a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

   b) For Federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land) and all improvements thereafter, over useful lives ranging from 18 years utilizing Accelerated Cost Recovery System to 40 years utilizing the straight-line method. The Partnership's portion of real estate taxes for Holiday Office Park North and South ("Holiday"), Ellis Building ("Ellis") and Market Place at Rivergate Shopping Center ("Rivergate") was $204,400, $88,800 and $78,500, respectively. In the opinion of the General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

   c) Represents the total number of tenants, as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

   d) This property was sold on March 4, 1998.

   e) The Partnership owns a 50% interest in a joint venture which owns a 75% preferred majority interest in this property.

The following table presents each of the Partnership's properties' occupancy rates as of December 31 for each of the last five years:

    Property Name             1997             1996             1995             1994              1993
----------------------    ------------     ------------     ------------     -------------     ------------
Rivergate                      97%             94%              100%              88%               82%

Holiday                        86%             85%               82%              73%               84%

Ellis                          99%             97%               93%              95%               86%

-------  ----------

The amounts in the following table represent each of the Partnership's properties' average annual rental rate per square foot for each of the last five years ended December 31 which were computed by dividing each property's base rental revenues by its average occupied square footage:

    Property Name             1997            1996            1995            1994            1993
----------------------    ------------    ------------    ------------    ------------    ------------
Rivergate                    $ 8.53          $ 8.42          $ 7.96          $ 7.39          $ 6.86

Holiday                      $ 9.09          $ 9.09          $ 8.86          $ 9.32          $ 8.57

Ellis                        $14.44          $13.96          $13.79          $13.32          $13.08

The following table summarizes the principal provisions of the leases for the tenants which occupy ten percent or more of the rentable square footage at each of the Partnership's properties. The significant tenants at Rivergate have been excluded due to its March 1998 sale.


                              Partnership's Share of per                    Percentage
                               annum Base Rents (a) for                       of Net       Renewal
                             ----------------------------                    Leasable      Options
                                           Final Twelve       Expiration      Square      (Renewal
                                             Months of         Date of       Footage      Options /
                               1998            Lease            Lease        Occupied      Years)
                             --------     ---------------     ----------    ----------    ---------
Holiday
-------

Michigan Public Service
  Commission
  (state government
  administration)            $373,700        $373,700         10/31/2000        18%         None

Ellis
-----

NationsBank
  (bank)                     $407,700        $408,800          3/09/2001        43%         4/5
University Club
  (restaurant/banquet
  facility)                  $ 50,300        $ 50,300          4/28/2001        10%         None
Paine Webber, Inc.           $106,300        $122,400          5/31/2004        10%         None
  (stockbrokers)

   a) The Partnership's share of per annum base rents for each of the tenants listed above for the years between 1998 and the final twelve months of each of the above leases is no lesser or greater than the amounts listed in the above table.

-------  ----------

The amounts in the following table represent the Partnership's portion of income from leases in the year of expiration (assuming no lease renewals) for the Partnership's properties through the year ending December 31, 2004 (excludes Rivergate due to its March 1998 sale):

                                             Base Rents in     % of Total Base
                  Number                         Year of            Rents
    Year        of Tenants    Square Feet    Expiration (a)          (b)
------------    ----------    -----------    --------------    ---------------
    1998            40           82,644         $151,900             6.31%
    1999            31           68,544         $191,800             9.41%
    2000            18          122,746         $472,000            25.25%
    2001            21          149,114         $237,400            43.30%
    2002             7           14,044         $ 42,200            15.60%
    2003             1           19,069         $ 26,500            17.80%
    2004             1           13,306         $ 51,000           100.00%

     a) Represents the Partnership's portion of base rents to be collected each year on expiring leases.

     b) Represents the Partnership's portion of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases existing as of December 31, 1997.


ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1997. Ordinary routine legal matters incidental to the business which was not deemed material were pursued during the quarter ended December 31, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

(a,b,c & d)  None.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
-------  ----------------------------------------------------------------------

There has not been, or is there expected to be, a public market for units.

As of March 1, 1998, there were 12,547 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          ------------------------------------------------------------
                             1997        1996        1995        1994         1993
--------------------------------------------------------------------------------------
Total revenues            $ 6,849,100 $ 7,003,700 $ 7,054,400 $ 6,715,900  $ 7,725,700
Net income (loss)         $ 4,044,900 $ 3,203,200 $ 1,797,300 $(1,017,200) $ 3,222,100
Net income (loss)
 allocated to Limited
 Partners                 $ 3,663,600 $ 2,778,800 $ 1,326,300 $(1,324,200) $ 3,025,800
Net income (loss)
 allocated to Limited
 Partners per Unit
 (84,886 Units
 outstanding)             $     43.16 $     32.74 $     15.62 $    (15.60) $     35.65
Total assets              $30,019,700 $44,166,200 $50,803,100 $53,442,100  $57,394,300
Distributions to Limited
 Partners per Unit
 (84,886 Units
 outstanding) (a)         $    301.44 $    104.00 $     51.00 $     35.50  $     21.20
Return of capital to
 Limited Partners per
 Unit (84,886 Units
 outstanding) (b)         $    258.28 $     71.26 $     35.38 $     35.50         None
OTHER DATA:
Investment in:
 Commercial rental
  properties (net of
  accumulated
  depreciation and
  amortization)           $10,111,300 $32,480,000 $32,902,700 $34,620,300  $40,639,300
 Real estate joint
  venture                 $ 5,311,400 $ 5,852,800 $ 5,424,600 $ 5,990,800  $ 7,133,900
Number of real property
 interests owned at
 December 31                        3           7           7           7            8
--------------------------------------------------------------------------------------

(a) Distributions to Limited Partners per Unit for the years ended December 31, 1997 and 1996 included Sales Proceeds of $274.94 and $59.00, respectively.
(b) For the purposes of this table, return of capital represents either: 1) the amount by which distributions, if any, exceed net income for the respective year or 2) total distributions, if any, when the Partnership incurs a net loss for the respective year. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                        For the Years Ended December 31,
                          ----------------------------------------------------------------
                              1997         1996         1995         1994         1993
-------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $  3,847,700  $ 4,657,000  $ 4,742,800  $ 4,118,700  $ 5,360,100
Items of reconciliation:
 (Cash Flow) from joint
  venture                     (719,500)    (574,700)    (490,900)    (493,100)    (471,800)
 Changes in current
  assets and
  liabilities:
  Decrease (increase) in
   current assets               56,500       23,900       74,100      138,700      (43,700)
  (Decrease) increase in
   current liabilities        (184,400)    (164,600)     118,200     (118,500)     117,200
-------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $  3,000,300  $ 3,941,600  $ 4,444,200  $ 3,645,800  $ 4,961,800
-------------------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities               $ 24,877,900  $(1,960,700) $  (182,100) $ 2,228,700  $   168,600
-------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(18,007,000) $(9,675,500) $(4,554,500) $(2,816,500) $(2,311,300)
-------------------------------------------------------------------------------------------

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

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-8 in this report and the supplemental schedule on pages A-9 and A-10.

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1991 the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. Through December 31, 1997, the Partnership has sold six real property investments and three of the 50% joint venture interests. In addition, in March 1998, the Partnership sold its remaining real property investment.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of the Partnership's properties for the years ended December 31, 1997, 1996 and 1995. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                          Comparative Operating Results
                                       (a)
                         For the Years Ended December 31,
                         --------------------------------
                            1997       1996       1995
---------------------------------------------------------
ELLIS BUILDING (50%)
Rental revenues          $1,285,600 $1,182,700 $1,121,400
---------------------------------------------------------
Property net income (b)  $  452,500 $  373,600 $  289,400
---------------------------------------------------------
Average occupancy               98%        95%        93%
---------------------------------------------------------
MARKET PLACE AT RIVERGATE SHOPPING CENTER
Rental revenues          $1,037,900 $1,018,900 $  956,000
---------------------------------------------------------
Property net income      $  512,900 $  495,200 $  464,600
---------------------------------------------------------
Average occupancy               96%        96%        94%
---------------------------------------------------------

                          Comparative Operating Results
                                       (a)
                         For the Years Ended December 31,
                         --------------------------------
                            1997       1996       1995
---------------------------------------------------------
HOLIDAY OFFICE PARK NORTH AND SOUTH (50%)
Rental revenues          $1,679,500 $1,585,300 $1,410,400
---------------------------------------------------------
Property net income (b)  $  423,600 $  383,300 $  279,000
---------------------------------------------------------
Average occupancy               86%        84%        79%
---------------------------------------------------------
SOLD PROPERTIES (C)
Rental revenues          $2,401,000 $4,140,900 $4,091,800
---------------------------------------------------------
Property net income (b)  $  786,300 $1,603,700 $1,561,500
---------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income and general and administrative expenses. The Partnership's share of results from its participation in a joint venture, treated on the equity method, is included above.
(b) Property net income excludes losses from provisions for value impairment which are included in the Statement of Income and Expenses for the year ended December 31, 1995. For additional information, see Note 7 of Notes to the Financial Statements.
(c) Sold Properties includes results from the four properties sold by the Partnership during 1997. For additional information, see Note 6 of Notes to the Financial Statements.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996
Net income increased by $841,700 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to the net gain recorded on the 1997 sales of four Partnership properties. Partially offsetting the increase was the absence of results, from the Sold Properties, during a portion of 1997.

Net income, exclusive of Sold Properties increased by $197,800 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to improved operating results at Ellis Building ("Ellis"), Market Place at Rivergate Shopping Center ("Rivergate") and the Partnership's equity investment in Holiday Office Park North and South ("Holiday"). Also contributing to the increase was a decrease in general and administrative expenses which was primarily due to a decrease in accounting services and salaries.

The following comparative discussion excludes the results of the Sold
Properties.

Rental revenues increased by $121,900 or 5.5% for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to the increase in rental income at Ellis, which was the result of an increase in the average occupancy and the rates charged to new and renewing tenants. Also contributing to the increase was an increase in tenant expense reimbursements at Ellis.

Real estate taxes increased by $36,500 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to an increase in the assessed value for tax purposes at Rivergate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

Repair and maintenance expense decreased by $10,600 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to a reduction in snow removal costs at Rivergate.

Property operating expenses increased by $9,400 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to an increase in management fees at Ellis which was due to the increase in revenues.

The Partnership's equity share of net income from Holiday increased by $40,300 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily the result of increased tenant expense reimbursements. Partially offsetting the increase was an increase in depreciation and amortization expense which was the result of an increase in improvements made to the property together with an increase in lease expense which was the result of capitalizable lease commissions paid to brokers being less in 1997 than in 1996.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995
Net income increased by $1,405,900 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The increase was primarily the result of provisions for value impairment totaling $1,400,000 recorded during 1995. Included in the total is the Partnership's share of the provision for value impairment recorded at Holiday of $400,000, which is accounted for on the equity method by the Partnership. Net income, exclusive of the provisions for value impairment remained relatively unchanged for the years under comparison. The Partnership experienced improved operating results at Lakewood Square Shopping Center ("Lakewood"), Ellis, 12621 Featherwood Building ("Featherwood") and Rivergate. Offsetting this was a decrease in interest income which was the result of a decrease in rates and cash available for short-term investment, slightly diminished operating results at Banana River Square Shopping Center ("Banana River") and Foxhall Square Building ("Foxhall") and an increase in general and administrative expenses resulting from the settlement of a state of Florida intangible tax audit.

Rental revenues increased by $173,300 or 2.8% for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The primary factors which caused the increases were: 1) increased tenant real estate tax expense reimbursements at Ellis, Featherwood and Lakewood; 2) increased base rent at Lakewood and Rivergate as a result of increases in the average rental and occupancy rates and 3) increased common area maintenance reimbursements at Lakewood. Partially offsetting the increase was decreased tenant real estate tax expense reimbursements at Foxhall and Banana River together with a decrease in percentage rental income at Foxhall.

Depreciation and amortization expense decreased by $71,100 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The decrease was primarily due to the effects of provisions for value impairment recorded on the Partnership's properties during the year ended December 31, 1995.

Repairs and maintenance expense decreased by $46,300 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The decrease was primarily the result of the decrease in repairs to the HVAC system at
Featherwood and the roof at Rivergate together with a decrease in expenditures for supplies at Banana River.

Property operating expenses increased by $113,300 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The increase was primarily the result of increases in salaries and utilities at Foxhall, security at Lakewood and management fees at Rivergate. The increase in management fee expense is the result of the portion of management fees that are capitalizable and amortizable as leasing costs, being less during 1996 than 1995.

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

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenants' lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for the following: 1) annual rent increases based on the Consumer Price Index or graduated rental increases, 2) percentage rentals at shopping centers, under which the Partnership receives as additional rent, a percentage of a tenant's sales over predetermined amounts, and 3) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

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

Cash Flow (as defined in the Partnership Agreement) for the year ended December 31, 1997 was $3,847,700, a decrease of $809,300 when compared to the year ended December 31, 1996. The decrease was primarily due to the partial absence of operating results from Foxhall, Lakewood, and Banana River due to their sales in 1997. In addition, the decrease is also due to Featherwood being vacant during the six months in 1997 that the property was owned by the Partnership. Partially offsetting the decrease was improved operating results, exclusive of depreciation and amortization, at the Partnership's remaining properties, as previously discussed.

The increase in the Partnership's cash position of $9,871,200 for the year ended December 31, 1997 was primarily due to the receipt of proceeds from the sale of Foxhall. Also contributing to the increase was net cash provided by operating activities exceeding regular quarterly operating distributions and payments for capital and tenant improvements and leasing costs. Liquid assets (including cash and cash equivalents) of the Partnership as of December 31, 1997 were comprised of amounts held for working capital purposes and undistributed Sale Proceeds. The Partnership's undistributed share of cash and cash equivalents at Holiday was $88,700 as of December 31, 1997.

Net cash provided by operating activities continues to be a primary source of funds to the Partnership. The decrease of $941,300 in net cash provided by operating activities for the year ended December 31, 1997 when compared to the year ended December 31, 1996 was primarily due to the partial absence of operating results of the Sold Properties. Partially offsetting the decrease was the increase in operating results at the Partnership's remaining property investments, exclusive of depreciation and amortization.

Net cash (used for) provided by investing activities changed from $(1,960,700) for the year ended December 31, 1996 to $24,877,900 for the year ended December 31, 1997. The change was primarily due to the 1997 sales of four Partnership properties and the increase in distributions received from the Partnership's equity investment in Holiday, together with the decrease in the Partnership's investments in debt securities. The investments in debt securities was a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they were held for working capital purposes. These investments were of investment grade and generally matured less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures such as capital and tenant improvements and leasing costs. During the year ended December 31, 1997, the Partnership spent $521,600 at its consolidated properties for capital and tenant improvements and leasing costs and has budgeted to spend approximately $50,000 during 1998 at Ellis. In addition, the Partnership's share of amounts spent for building and tenant improvements and leasing costs at Holiday during 1997 amounted to $85,900. The Partnership's share of amounts budgeted to be spent at Holiday in 1998 is approximately $200,000. Actual amounts expended may vary depending on a number of factors including leasing activity, other market conditions throughout the year and the possible sale of either of these properties. The General Partner believes these expenditures are necessary to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the properties for eventual disposition.

The increase of $8,331,500 in net cash used for financing activities for the year ended December 31, 1997 when compared to the year ended December 31, 1996 was primarily due to the 1997 special distributions of Sale Proceeds exceeding the 1996 special distribution of Sales Proceeds to Limited Partners. This was partially offset by lower quarterly distributions resulting from reduced Cash Flow (as defined in the Partnership Agreement).

On May 16, 1997, a joint venture in which the Partnership has a 50% interest, completed the sale of Lakewood. The Partnership's share of net proceeds from this sale amounted to $8,660,000. In connection with this sale, the Partnership declared a special distribution in the amount of $8,658,400 or $102.00 per Unit, which the Partnership paid on August 31, 1997 to Limited Partners of record as of May 16, 1997.

On June 27, 1997, a joint venture in which the Partnership has a 50% interest, completed the sale of Featherwood. The Partnership's share of net proceeds from this sale amounted to $1,491,900. In connection with this sale, the Partnership declared a special distribution in the amount of $1,495,700 or $17.62 per Unit, which the Partnership paid on November 30, 1997 to Limited Partners of record as of June 27, 1997.

On July 24, 1997, the Partnership completed the sale of Banana River. Net proceeds from this sale were $4,948,400. In connection with this sale, the Partnership declared a special distribution in the amount of $4,935,300 or $58.14 per Unit, which the Partnership paid on November 30, 1997 to Limited Partners of record as of July 24, 1997.

On November 10, 1997, a joint venture in which the Partnership has a 50% interest, completed the sale of Foxhall. The Partnership's share of net proceeds from this sale amounted to $8,283,100. In connection with this sale, the Partnership declared a special distribution in the amount of $8,249,200 or $97.18 per Unit, which the Partnership paid on February 28, 1998 to Limited Partners of record as of November 10, 1997.

On March 4, 1998, the Partnership completed the sale of Rivergate. Net proceeds from this sale were approximately $7,825,000. In connection with this sale, the Partnership declared a special distribution in the amount of $7,824,800 or $92.18 per Unit which will be distributed on August 31, 1998 to Limited Partners of record as of March 4, 1998.

As described in Note 8 of Notes to Financial Statements, there is uncertainty surrounding an environmental matter at Lakewood. The General Partner is in correspondence with the purchaser of Lakewood for the purpose of monitoring the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

documentation of their remediation efforts. There can be no assurance as to the actual timeframe for the remediation or that it will be completed without cost to the Partnership.

The General Partner, on behalf of the Partnership, has contracted for substantially all of its business activities with certain principal entities for which computer programs are utilized. Each of these companies is financially responsible and have represented to management of the General Partner that they are taking appropriate steps for modifications needed to their respective systems to accommodate processing data by Year 2000. Accordingly, the Partnership anticipates incurring no material Year 2000 costs and is currently not aware of any material contingencies related to this matter.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. As a result, cash continues to be retained to supplement working capital reserves. Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves for the year ended December 31, 1997 amounted to $1,348,300.

Distributions to Limited Partners for the quarter ended December 31, 1997 were declared in the amount of $466,900 or $5.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, with the exception of the August 31, 1998 special distribution of Rivergate Sale Proceeds, there can be no assurance as to the amounts of cash for future distributions to Partners.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedules and Exhibits."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(a) & (e)  DIRECTORS

  The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March 31, 1998, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1998.

         Name                                                 Office
         ----                                                 ------
  Douglas Crocker II.................................        Director
  Sheli Z. Rosenberg.................................        Director

  Douglas Crocker II, 57, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc. and Wellsford Real Properties, Inc. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 31, 1997.

  Sheli Z. Rosenberg, 56, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of Equity Group Investments, Inc. ("EGI") since November 1994; has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., American Classic Voyages Co., CVS Corporation, Illinova Corporation, Illinois Power Co., Jacor Communications, Inc., and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties Trust, Equity Office Properties Trust and Capital Trust. Ms. Rosenberg was a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates from 1980 to September 1997. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

--------  --------------------------------------------------

    (b) & (e)  EXECUTIVE OFFICERS

    The Partnership does not have any executive officers. The executive officers of the General Partner as of March 31, 1998 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

            Name                                        Office
            ----                                        ------
    Douglas Crocker II..................  President and Chief Executive Officer
    Donald J. Liebentritt...............  Vice President
    Norman M. Field.....................  Vice President - Finance and Treasurer

    PRESIDENT AND CEO- See Table of Directors above.

    Donald J. Liebentritt, 47, has been Vice President of the General Partner since July 1997 and is Executive Vice President and General Counsel of EGI, Vice President and Assistant Secretary of Great American and Principal and Chairman of the Board of Rosenberg & Liebentritt, P.C.

    Norman M. Field, 49, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d) FAMILY RELATIONSHIPS

    There are no family relationships among any of the foregoing directors and officers.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

    With the exception of the bankruptcy matter disclosed under Items 10 (a),
    (b) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1997. However, Affiliates of the General Partner do compensate the directors and officers. For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e) None.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a) As of March 1, 1998 no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 84,886 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1998, the executive officers and directors of the General Partner, as a group, did not own any Units.

(c) None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

(a) Affiliates of the General Partner provided real estate brokerage services to the Partnership in connection with the sale of certain of the Partnership's properties. Total real estate brokerage commissions for all such services shall not exceed the lesser of the compensation customarily charged in arm's-length transactions in the same geographic location for a comparable property, or 6% of the sales price of the property. Real estate commissions paid to any Affiliate of the General Partner may not exceed 50% of the compensation customarily charged in arm's-length transactions in the same geographical location for comparable property, or 3% of the total selling price of the property; provided, further, that no Affiliate of the General Partner may receive payment of a real estate commission until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contributions, plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment from the date upon which their investment in the Partnership was made. To the extent that real estate commissions are not currently paid in full by the Partnership because of any of the foregoing provisions, the unpaid commissions will remain accrued and will be paid at such time as the provisions have been satisfied. As of December 31, 1997, the Partnership accrued $40,300 for real estate commissions payable to the General Partner earned in connection with the sales of four Partnership properties.

    Affiliates of the General Partner, provide leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed where the General Partner or Affiliates provide leasing, re-leasing, and/or leasing related services, or 3% of gross receipts where the General Partner or Affiliates do not perform leasing, re-leasing and/or leasing related services. For the year ended December 31, 1997, these Affiliates were entitled to supervisory and property management and leasing fees of $202,400. In addition, other Affiliates of the General Partner were entitled to compensation and reimbursements of $80,100 from the Partnership for insurance, personnel, and other miscellaneous services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. As of December 31, 1997, total fees and reimbursements of $4,300 were due to Affiliates.

--------  ----------------------------------------------

    In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 1997, the General Partner was paid a Partnership Management Fee of $250,000, and was allocated Net Profits of $381,300, which included $131,300 from the sale of four Partnership properties.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Donald J. Liebentritt, Vice President of the General Partner is a Principal and the Chairman of the Board of Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could have been obtained from unaffiliated persons. Total legal fees which Rosenberg was entitled to for the year ended December 31, 1997 was $111,000. Of this amount $7,500 was due as of December 31, 1997.

(c) No management person is indebted to the Partnership.

(d) None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a,c & d) (1,2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)  Reports on Form 8-K:

A report filed on November 24, 1997 reporting the sale of Foxhall.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2


                           BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                GENERAL PARTNER


Dated:  March 31, 1998     By:  /s/       DOUGLAS CROCKER II
        --------------          -----------------------------------------
                                          DOUGLAS CROCKER II
                                 President and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ DOUGLAS CROCKER II         March 31, 1998          President, Chief Executive Officer and
----------------------         --------------          Director of the General Partner
    DOUGLAS CROCKER II


/s/ SHELI Z. ROSENBERG         March 31, 1998          Director of the General Partner
----------------------         --------------
    SHELI Z. ROSENBERG


/s/ DONALD J. LIEBENTRITT      March 31, 1998          Vice President
-------------------------      --------------
    DONALD J. LIEBENTRITT


/s/ NORMAN M. FIELD            March 31, 1998          Vice President - Finance and Treasurer
-------------------            --------------
    NORMAN M. FIELD


             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                                   Pages
                                                                               -------------
Report of Independent Auditors                                                      A-2

Balance Sheets as of December 31, 1997 and 1996                                     A-3

Statements of Partners' Capital for the Years Ended
  December 31, 1997, 1996 and 1995                                                  A-3

Statements of Income and Expenses for the Years
  Ended December 31, 1997, 1996 and 1995                                            A-4

Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995                                                  A-4

Notes to Financial Statements                                                   A-5 to A-8

SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated Depreciation as of December 31, 1997         A-9  and A-10

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

EXHIBIT (10)  Material Contracts

Real Estate Sale Agreement and Closing Documents for the sale of the Partnership's investment in Lakewood Square Shopping Center filed as an exhibit to the Partnership's Report on form 8-K filed on June 2, 1997 is incorporated herein by reference.

Real Estate Sale Agreement and Closing Documents for the sale of Banana River Square Shopping Center filed as an exhibit to the Partnership's Report on form 8-K filed on August 6, 1997 is incorporated herein by reference.

Real Estate Sale Agreement and Closing Documents for the sale of the Partnership's investment in Foxhall Square Office Building filed as an exhibit to the Partnership's Report on form 8-K filed on November 24, 1997 is incorporated herein by reference.

EXHIBIT (13)  Annual Report to Security Holders

The 1996 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27)  Financial Data Schedule

                        REPORT OF INDEPENDENT AUDITORS


Partners
First Capital Institutional Real Estate, Ltd. - 2
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd. - 2 as of December 31, 1997 and 1996, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1997, and the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd. - 2 at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                              Ernst & Young LLP

Chicago, Illinois
March 9, 1998

BALANCE SHEETS
December 31, 1997 and 1996
(All dollars rounded to nearest 00s)

                                                    1997          1996
---------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $ 3,848,300  $ 10,237,400
 Buildings and improvements                       11,067,100    36,061,200
---------------------------------------------------------------------------
                                                  14,915,400    46,298,600
 Accumulated depreciation and amortization        (4,804,100)  (13,818,600)
---------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                   10,111,300    32,480,000
Cash and cash equivalents                         14,444,600     4,573,400
Investments in debt securities                                   1,051,100
Restricted cash                                       50,000        50,000
Rents receivable                                      67,300        99,800
Investment in and loans to joint venture           5,311,400     5,852,800
Other assets                                          35,100        59,100
---------------------------------------------------------------------------
                                                 $30,019,700  $ 44,166,200
---------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $   220,100  $    322,900
 Due to Affiliates                                    52,100        76,200
 Security deposits                                    49,500       137,600
 Distributions payable                             8,768,000       848,900
 Other liabilities                                    56,900       114,400
---------------------------------------------------------------------------
                                                   9,146,600     1,500,000
---------------------------------------------------------------------------
Partners' capital:
 General Partner (deficit)                                --      (131,300)
 Limited Partners (84,886 Units issued and
  outstanding)                                    20,873,100    42,797,500
---------------------------------------------------------------------------
                                                  20,873,100    42,666,200
---------------------------------------------------------------------------
                                                 $30,019,700  $ 44,166,200
---------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s)

                                          General     Limited
                                          Partner     Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1995                                    $(121,300) $ 51,849,600  $ 51,728,300
Net income for the year ended December
 31, 1995                                  471,000     1,326,300     1,797,300
Distributions for the year ended
 December 31, 1995                        (481,000)   (4,329,100)   (4,810,100)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1995                                 (131,300)   48,846,800    48,715,500
Net income for the year ended December
 31, 1996                                  424,400     2,778,800     3,203,200
Distributions for the year ended
 December 31, 1996                        (424,400)   (8,828,100)   (9,252,500)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1996                                 (131,300)   42,797,500    42,666,200
Net income for the year ended December
 31, 1997                                  381,300     3,663,600     4,044,900
Distributions for the year ended
 December 31, 1997                        (250,000)  (25,588,000)  (25,838,000)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1997     $      --  $ 20,873,100  $ 20,873,100
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s except per Unit amounts)

                                                 1997       1996       1995
-------------------------------------------------------------------------------
Income:
 Rental                                       $4,724,600 $6,342,500 $6,169,200
 Interest                                        663,200    661,200    885,200
 Net gain on sales of property                 1,461,300
-------------------------------------------------------------------------------
                                               6,849,100  7,003,700  7,054,400
-------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                   968,200  1,262,400  1,333,500
 Property operating:
  Affiliates                                     244,300    390,000    332,500
  Nonaffiliates                                  793,600    912,200    856,400
 Real estate taxes                               415,700    520,600    513,200
 Insurance--Affiliate                             47,600     77,500     64,800
 Repairs and maintenance                         514,500    702,900    749,200
 General and administrative:
  Affiliates                                      37,100     55,300     69,300
  Nonaffiliates                                  206,800    262,900    217,100
 Provisions for value impairment                                     1,000,000
-------------------------------------------------------------------------------
                                               3,227,800  4,183,800  5,136,000
-------------------------------------------------------------------------------
Net income before income (loss) from
 participation in joint venture                3,621,300  2,819,900  1,918,400
Income (loss) from participation in joint
 venture                                         423,600    383,300   (121,100)
-------------------------------------------------------------------------------
Net income                                    $4,044,900 $3,203,200 $1,797,300
-------------------------------------------------------------------------------
Net income allocated to General Partners      $  381,300 $  424,400 $  471,000
-------------------------------------------------------------------------------
Net income allocated to Limited Partners      $3,663,600 $2,778,800 $1,326,300
-------------------------------------------------------------------------------
Net income allocated to Limited Partners per
 Unit (84,886 Units outstanding)              $    43.16 $    32.74 $    15.62
-------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s)

                                              1997         1996         1995
---------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                 $ 4,044,900  $ 3,203,200  $ 1,797,300
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization                968,200    1,262,400    1,333,500
  Net gain on sales of property             (1,461,300)
  Provisions for value impairment                                      1,000,000
  (Income) loss from participation in
   joint venture                              (423,600)    (383,300)     121,100
  Changes in assets and liabilities:
  Decrease (increase) in rents receivable       32,500       70,000      (69,400)
  Decrease (increase) in other assets           24,000      (46,100)     143,500
  (Decrease) increase in accounts payable
   and accrued expenses                       (102,800)    (168,100)     101,800
  (Decrease) increase in due to
   Affiliates                                  (24,100)       1,300      (17,900)
  (Decrease) increase in other
   liabilities                                 (57,500)       2,200       34,300
---------------------------------------------------------------------------------
   Net cash provided by operating
    activities                               3,000,300    3,941,600    4,444,200
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Net proceeds from sales of property        23,383,400
 Payments for capital and tenant
  improvements                                (521,600)    (839,700)    (615,900)
 Decrease (increase) in investments in
  debt securities                            1,051,100   (1,051,100)
 (Increase) in restricted cash                              (25,000)
 Net distributions received from
  (contributions to) joint venture             965,000      (44,900)     433,800
---------------------------------------------------------------------------------
   Net cash provided by (used for)
    investing activities                    24,877,900   (1,960,700)    (182,100)
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners            (17,918,900)  (9,676,900)  (4,574,300)
 (Decrease) increase in security deposits      (88,100)       1,400       19,800
---------------------------------------------------------------------------------
   Net cash (used for) financing
    activities                             (18,007,000)  (9,675,500)  (4,554,500)
---------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                 9,871,200   (7,694,600)    (292,400)
Cash and cash equivalents at the
 beginning of the year                       4,573,400   12,268,000   12,560,400
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of
 the year                                  $14,444,600  $ 4,573,400  $12,268,000
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 1997

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred.

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

Investment in and loans to joint venture includes the recording of the Partnership's interest, under the equity method of accounting, in a joint venture with an Affiliated partnership. The joint venture acquired a preferred majority interest in a joint venture with the seller of the Lansing, Michigan property ("Holiday"). Under the equity method of accounting, the Partnership recorded its initial interest at cost and adjusts its investment account for its share of joint venture income or loss and its distributions of cash flow (as defined in the joint venture agreement). For further information, see Note 5.

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

The Partnership evaluates its rental properties for impairment when conditions exist which indicate that it is probable that the sum of expected future cash flows (undiscounted) from a property is less than its carrying basis. Upon determination that an impairment has occurred, the basis in the rental property is reduced to estimated fair value. Except as disclosed in Note 7, the General Partner was not aware of any indicator that would result in a significant impairment loss during the periods reported.

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

Investments in debt securities were comprised of corporate debt securities and were classified as held-to-maturity. These investments were carried at their amortized costs basis in the financial statements which approximated fair market value at December 31, 1996. All of these securities had maturities of less than one year when purchased.

The Partnership's financial statements include financial instruments, including receivables, trade liabilities and investment in joint venture. The Partnership considers the disclosure of the fair value of its investment in joint venture to be impracticable due to the illiquid nature of its investment. The fair value of financial instruments, including cash, cash equivalents and restricted cash, was not materially different from their carrying value at December 31, 1997 and 1996.

Certain reclassifications have been made to the previously reported 1996 and 1995 statements in order to provide comparability with the 1997 statements. These reclassifications have no effect on net income or Partners' (deficit) capital.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the year ended December 31, 1997, the General Partner was paid a Partnership Management Fee of $250,000 and was allocated Net Profits of $381,300, which includes $131,300 from the sale of four Partnership properties. For the year ended December 31, 1996, the General Partner was paid a Partnership Management Fee and was allocated Net Profits of $424,400. For the year ended December 31, 1995, the General Partner was paid a Partnership Management Fee of $481,000 and was allocated Net Profits of $471,000, which included a (loss) from provisions for value impairment of $(10,000).

Fees and reimbursements paid and payable by the Partnership to Affiliates for the years ended December 31, were as follows:

                                    For the Years Ended December 31,
                           ---------------------------------------------------
                                 1997              1996             1995
                           ----------------- ---------------- ----------------
                             Paid    Payable   Paid   Payable   Paid   Payable
------------------------------------------------------------------------------
Property management and
 leasing fees              $ 230,300 $ 3,100 $333,400 $31,000 $286,100 $21,800
Reimbursement of property
 insurance premiums, at
 cost                         47,600    None   77,500    None   64,800    None
Real estate commissions
 (a)                            None  40,300     None  40,300     None  40,300
Legal                        104,100   7,500   55,000     600   53,300    None
Reimbursement of
 expenses, at cost
 --Accounting                 21,300     900   38,700   3,500   27,700   9,400
 --Investor communication     12,000     300   18,600     800   33,300   3,400
 --Other                       2,300    None    8,100    None    2,600    None
------------------------------------------------------------------------------
                           $ 417,600 $52,100 $531,300 $76,200 $467,800 $74,900
------------------------------------------------------------------------------

a) As of December 31, 1997, the Partnership owed $40,300 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, no Affiliate of the General Partner may receive payment of a real estate commission upon the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment.

 On-site property management for the Partnership's properties is provided by an Affiliate of the General Partner and an independent property management group for fees equal to 3% of gross rents received from the properties. The Affiliate and the independent property management group are entitled to leasing fees equal to 3% of gross rents received from the properties, reduced by leasing fees, if any, paid to third parties.

3. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rental income due on non-cancelable leases as of December 31, 1997 was as follows (excludes Rivergate, which was sold March 4, 1998):

                    1998        $ 2,409,100
                    1999          2,039,100
                    2000          1,612,100
                    2001            520,600
                    2002            270,700
                    Thereafter      199,900
                             --------------
                                $ 7,051,500
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax reimbursements.

4. INCOME TAX:

The Partnership utilizes the accrual basis of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of prepaid rents as taxable income and the Partnership's provisions for value impairment. The net effect of these differences for the year ended December 31, 1997 was that the income for tax reporting purposes was greater than the income for financial statement purposes by $5,201,100. The aggregate cost of commercial rental properties for Federal income tax purposes at December 31, 1997 was $18,915,400.

5. INVESTMENT IN JOINT VENTURE:

A summary of the financial information for First Capital Lansing Properties Limited Partnership, which owns Holiday, as of and for the year ended December 31, 1997 is as follows:

             ASSETS
             Investment property, net of
              accumulated depreciation and
              amortization                          $ 10,270,300
             Cash and cash equivalents                   177,500
             Rents receivable                             83,700
             Due from Affiliates                           2,700
             Other assets                                498,100
                  ----------------------------------------------
                                                    $ 11,032,300
                  ----------------------------------------------
             LIABILITIES AND PARTNERS' CAPITAL
             Accounts payable and accrued expenses       313,100
             Security deposits                            27,500
             Other liabilities                            68,900
             Partners' capital                        10,622,800
                  ----------------------------------------------
                                                    $ 11,032,300
                  ----------------------------------------------
             STATEMENT OF INCOME AND EXPENSES
             Total revenues                         $  3,412,000
                  ----------------------------------------------
             Expenses:
             Property operating                        1,972,900
             Depreciation and amortization               591,900
                  ----------------------------------------------
             Total Expenses                            2,564,800
                  ----------------------------------------------
             Net income                             $    847,200
                  ----------------------------------------------

The information presented above represents 100% of the activity of Holiday. The Partnership owns a 50% interest in Lansing which owns a 75% preferred interest in Holiday.

6. PROPERTY SALES:

On May 16, 1997, a joint venture in which the Partnership owns a 50% interest, consummated the sale of Lakewood Square Shopping Center ("Lakewood"), located in Lakewood California, for a sale price of $17,750,000, of which the Partnership's share was $8,875,000. The Partnership's share of proceeds from this transaction was $8,660,000, which was net of closing expenses. The Partnership reported a net gain of $166,600 for the year ended December 31, 1997 in connection with this sale and distributed $8,658,400 or $102.00 per Unit on August 31, 1997 to Limited Partners of record as May 16, 1997. For tax reporting purposes the Partnership reported a gain of $3,238,700 for the year ended December 31, 1997 in connection with this sale.

On June 27, 1997, a joint venture in which the Partnership owns a 50% interest, consummated the sale of 12621 Featherwood Office Building, located in Houston, Texas, for a sale price of $3,146,700, of which the Partnership's share was $1,573,300. The Partnership's share of proceeds from this transaction was $1,491,900, which is net of closing expenses. The Partnership reported a net loss of $53,700 for the year ended December 31, 1997 in connection with this sale and distributed $1,495,700 or $17.62 per Unit on November 30 ,1997 to Limited Partners of record as of June 27, 1997. For tax reporting purposes the Partnership reported a loss of $848,000 for the year ended December 31, 1997 in connection with this sale.

On July 24, 1997, the Partnership sold Banana River Square Shopping Center, located in Cocoa Beach, Florida, for a sale price of $5,185,000. Proceeds from this transaction were $4,948,400, which was net of closing expenses. The Partnership reported a gain for financial reporting purposes of $269,400 for the year ended December 31, 1997 from this sale and distributed $4,935,300 or $58.14 per Unit on November 30, 1997 to Limited Partners of record as of July 24, 1997. For tax reporting purposes the Partnership reported a gain of $2,377,800 for the year ended December 31, 1997 in connection with this sale.

On November 10, 1997, a joint venture in which the Partnership owns a 50% interest, consummated the sale of Foxhall Square Office Building, located in Washington D.C., for a sale price of $17,125,000, of which the Partnership's share was $8,562,500. The Partnership's share of proceeds from this transaction was $8,283,100, which is net of actual and estimated closing expenses. The Partnership reported a gain for financial reporting purposes of $1,079,000 for the year ended December 31, 1997 in connection with this sale and distributed $8,249,200 or $97.18 per Unit on February 28, 1998 to Limited Partners of record as of November 10, 1997. For tax reporting purposes the Partnership reported a gain of $2,316,600 for the year ended December 31, 1997 in connection with this sale.

7. PROVISIONS FOR VALUE IMPAIRMENT:

Due to regional factors and other matters affecting the Partnership's office properties, there was uncertainty as to the Partnership's ability to recover the net carrying basis of certain of its properties during the remaining estimated holding periods. Accordingly, it was deemed appropriate to reduce the basis of certain properties in the Partnership's financial statements during the year ended December 31, 1995. The provisions for value impairment were considered non-cash events for purposes of the Statements of Cash Flows (as defined in the Partnership Agreement), and were not utilized in the determination of Cash Flows. The following is a summary of the provisions for value impairment recorded by the Partnership during 1995:

             Property
                  -------------------------
             Ellis Building     $   500,000
             12621 Featherwood      300,000
             Foxhall Square         200,000
                  -------------------------
                                $ 1,000,000
                  -------------------------

The joint venture which owns Holiday recorded a provision for value impairment in the amount of $800,000 for the year ended December 31, 1995. This provision was allocated to the general partners of the joint venture. Accordingly, the Partnership's share of this provision was $400,000 and is included in the net loss from participation in joint venture.

8. ENVIRONMENTAL MATTER:

In December 1996, the General Partner became aware of the existence of hazardous substances in the ground under Lakewood. The source of the hazardous substance emanates from one or more of the tenants operating a dry cleaning business at Lakewood. In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of hazardous substances. At the present time, the Managing General Partner is unaware of any claims or other matters referred to above against the Partnership. The General Partner is monitoring the documentation regarding the remediation work being performed by the purchaser.

9. SUBSEQUENT EVENT:

On March 4, 1998, the Partnership sold Marketplace at Rivergate Shopping Center, located in Nashville, Tennessee, for a sale price of $8,128,000. Proceeds from this transaction was approximately $7,825,000. The Partnership will report a gain of approximately $1,625,000 for the quarter ending March 31, 1998 and intends to distribute $7,824,800 or $92.18 per Unit on August 31, 1998 to Limited Partners of record as of March 4, 1998.

                     FIRST CAPITAL REAL ESTATE, LTD. -- 2
           SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                            As of December 31, 1997


     Column A                        Column C                    Column D                              Column E
-------------------         --------------------------    -------------------------    -----------------------------------------
                                  Initial cost to             Costs capitalized                 Gross amount at which
                                    Partnership           subsequent to acquisition          carried at close of period
                            --------------------------    -------------------------    -----------------------------------------
                                            Buildings                                                  Buildings
                                               and         Improve-      Carrying                         and
    Description                 Land      Improvements       ments       Costs (1)        Land       Improvements   Total (2)(3)
-------------------         ------------  ------------    ----------    -----------    ----------    ------------   ------------
Shopping Center:
Market Place at Rivergate
    (Nashville, TN)           $2,954,400   $ 6,554,700    $1,534,400        $47,200    $2,988,300      $5,602,400    $ 8,590,700 (6)

Office Building:
Ellis Building
    (Sarasota, FL)
    (50% interest)               860,000     5,405,600     1,533,200         25,900       860,000       5,464,700      6,324,700 (7)
                              ----------   -----------    ----------        -------    ----------      ----------    -----------
                              $3,814,400   $11,960,300    $3,067,600        $73,100    $3,848,300     $11,067,100    $14,915,400
                              ==========   ===========    ==========        =======    ==========     ===========    ===========


     Column A                           Column F                  Column G            Column H               Column I
-------------------                 --------------             --------------        ------------         -------------
                                                                                                             Life on
                                                                                                              which
                                                                                                           depreciation
                                                                                                            in latest
                                      Accumulated                                                             income
                                      Depreciation                Date of                Date              statements
    Description                            (2)                  construction           Acquired            is computed
-------------------                 --------------             --------------        ------------         -------------
Shopping Center:
Market Place at Rivergate                                                                                       35(4)
    (Nashville, TN)                     $2,366,600                  1970                 5/86                 2-15(5)

Office Building:
Ellis Building
    (Sarasota, FL)                                                                                              35(4)
    (50% interest)                       2,437,500                  1969                 3/86                 1-10(5)
                                        ----------
                                        $4,804,100
                                        ==========

Column B - Not Applicable

                 See accompanying notes on the following page.

               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2

                             NOTES TO SCHEDULE III

Note 1.  Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 2.  The following is a reconciliation of activity in columns E and F:

                               December 31, 1997               December 31, 1996             December 31, 1995
                         -----------------------------    ---------------------------   ----------------------------
                                          Accumulated                    Accumulated                    Accumulated
                              Cost        Depreciation        Cost       Depreciation        Cost       Depreciation
                         --------------   ------------    ------------   ------------   -------------   ------------
Balance at
 beginning of year       $   46,298,600   $ 13,818,600    $ 45,458,900   $ 12,556,200   $  45,843,000    $11,222,700

Additions
 during year:

    Improvements                521,600                        839,700                        615,900

    Provision for
      depreciation
      and amortization                         968,200                      1,262,400                      1,333,500

Deductions
 during year:

    Cost of real
      estate sold           (31,904,800)

    Accumulated
      depreciation on
      real estate sold                      (9,982,700)

    Provisions for
      value impairment                                                                     (1,000,000)
                         --------------   ------------    ------------   ------------   -------------    -----------
Balance at
 end of year             $   14,915,400   $  4,804,100    $ 46,298,600   $ 13,818,600   $  45,458,900    $12,556,200
                        ===============   ============    ============   ============   =============    ===========

Note 3. The aggregate cost for Federal income tax purposes as of December 31, 1997 is $18,915,400.

Note 4.  Estimated useful life for building.

Note 5.  Estimated useful life for improvements.

Note 6.  Includes a provision for value impairment of $2,500,000.

Note 7.  Includes provisions for value impairment of $1,500,000.