Form 10-Q
period 1998-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 1998-05-14
CIK 727087

                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                      March 31, 1998
                          ------------------------------------------------------

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    --------------------    --------------------

     Commission File Number                            0-12945
                                    --------------------------------------------


               First Capital Institutional Real Estate, Ltd. - 2
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Florida                                                 59-2313852
-------------------------------                              --------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                                Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois          60606-2607
----------------------------------------------------------   --------------------
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  March 31,
                                                    1998      December 31,
                                                 (Unaudited)      1997
---------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $   860,000  $  3,848,300
 Buildings and improvements                        5,465,500    11,067,100
---------------------------------------------------------------------------
                                                   6,325,500    14,915,400
Accumulated depreciation and amortization         (2,497,500)   (4,804,100)
---------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    3,828,000    10,111,300
Cash and cash equivalents                         14,162,100    14,444,600
Restricted cash                                       50,000        50,000
Rents receivable                                      74,800        67,300
Investment in and loans to joint venture           5,105,900     5,311,400
Other assets                                          27,300        35,100
---------------------------------------------------------------------------
                                                 $23,248,100  $ 30,019,700
---------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $   153,800  $    220,100
 Due to Affiliates                                    68,600        52,100
 Distributions payable                             8,343,500     8,768,000
 Security deposits                                    23,000        49,500
 Other liabilities                                     2,600        56,900
---------------------------------------------------------------------------
                                                   8,591,500     9,146,600
---------------------------------------------------------------------------
Partners' capital:
 General Partners                                     29,000
 Limited Partners (84,886 Units issued and
  outstanding)                                    14,627,600    20,873,100
---------------------------------------------------------------------------
                                                  14,656,600    20,873,100
---------------------------------------------------------------------------
                                                 $23,248,100  $ 30,019,700
---------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1997                                      $(131,300) $42,797,500  $42,666,200
Net income for the year ended December
 31, 1997                                    381,300    3,663,600    4,044,900
Distributions for the year ended December
 31, 1997                                   (250,000) (25,588,000) (25,838,000)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1997              --   20,873,100   20,873,100
Net income for the quarter ended
 March 31, 1998                               80,900    2,046,100    2,127,000
Distributions for the quarter ended
 March 31, 1998                              (51,900)  (8,291,600)  (8,343,500)
-------------------------------------------------------------------------------
Partners' capital, March 31, 1998          $  29,000  $14,627,600  $14,656,600
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                         1998       1997
---------------------------------------------------------------------------
Income:
 Rental                                               $  518,100 $1,569,500
 Interest                                                217,300     93,300
 Gain on sale of property                              1,644,900
---------------------------------------------------------------------------
                                                       2,380,300  1,662,800
---------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                           100,200    324,700
 Property operating:
  Affiliates                                              30,700     70,900
  Nonaffiliates                                           98,100    250,900
 Real estate taxes                                        23,600    149,000
 Insurance--Affiliate                                      4,600     16,000
 Repairs and maintenance                                  42,500    156,900
 General and administrative:
  Affiliates                                              10,200      9,000
  Nonaffiliates                                           53,400     66,400
---------------------------------------------------------------------------
                                                         363,300  1,043,800
---------------------------------------------------------------------------
Net income before income from participation in joint
 venture                                               2,017,000    619,000
Income from participation in joint venture               110,000     82,800
---------------------------------------------------------------------------
Net income                                            $2,127,000 $  701,800
---------------------------------------------------------------------------
Net income allocated to General Partner               $   80,900 $   84,900
---------------------------------------------------------------------------
Net income allocated to Limited Partners              $2,046,100 $  616,900
---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (84,886 Units outstanding)                           $    24.10 $     7.27
---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                       1998         1997
-----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                         $ 2,127,000  $   701,800
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Gain on sale of property                           (1,644,900)
  Depreciation and amortization                         100,200      324,700
  (Income) from participation in joint venture         (110,000)     (82,800)
  Changes in assets and liabilities:
   (Increase) in rents receivable                        (7,500)     (26,900)
   Decrease in other assets                               7,800       16,000
   (Decrease) increase in accounts payable and
    accrued expenses                                    (66,300)      80,300
   Increase in due to Affiliates                         16,500       11,100
   (Decrease) in other liabilities                      (54,300)     (44,400)
-----------------------------------------------------------------------------
    Net cash provided by operating activities           368,500      979,800
-----------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements              (800)     (71,700)
 Decrease in investments in debt securities, net                      67,800
 Proceeds from sale of property                       7,828,800
 Distributions received from joint venture              315,500      329,600
-----------------------------------------------------------------------------
    Net cash provided by investing activities         8,143,500      325,700
-----------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                      (8,768,000)    (848,900)
 (Decrease) in security deposits                        (26,500)
-----------------------------------------------------------------------------
    Net cash (used for) financing activities         (8,794,500)    (848,900)
-----------------------------------------------------------------------------
Net (decrease) increase in cash and cash
 equivalents                                           (282,500)     456,600
Cash and cash equivalents at the beginning of the
 period                                              14,444,600    4,573,400
-----------------------------------------------------------------------------
Cash and cash equivalents at the end of the period  $14,162,100  $ 5,030,000
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1998

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in certain real property and is operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

Investment in and loans to joint venture represents the recording of the Partnership's interest, under the equity method of accounting, in a joint venture with an Affiliated partnership. The joint venture acquired a preferred majority interest in a limited partnership with the seller of the Lansing, Michigan property ("Holiday"). Under the equity method of accounting, the Partnership recorded its initial interest at cost and adjusts its investment account for its share of Holiday's income or loss and its distributions of cash flow (as defined in the limited partnership agreement).

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

Certain reclassifications have been made to the previously reported 1997 statements in order to provide comparability with the 1998 statements. These reclassifications have no effect on net income or Partners' capital.

Reference is made to the Partnership's annual report for the year ended December 31, 1997 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such

Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the three months ended March 31, 1998 and 1997, the General Partner was paid a Partnership Management Fee and was allocated Net Profits of $51,900 and $84,900, respectively. In addition, for the three months ended March 31, 1998 the General Partner was allocated Net Profits of $29,000 from the sale of a Partnership property.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1998 were as follows:

                                                        Paid   Payable
----------------------------------------------------------------------
Property management and leasing fees                   $23,700 $ 4,600
Reimbursement of property insurance premiums, at cost    1,800   1,500
Real estate commissions (a)                               None  40,300
Legal                                                   13,000  11,500
Reimbursement of expenses, at cost:
 --Accounting                                             None   8,800
 --Investor communications                                None   1,900
----------------------------------------------------------------------
                                                       $38,500 $68,600
----------------------------------------------------------------------

(a) As of March 31, 1998, the Partnership owed $40,300 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment.

3. PROPERTY SALE:

On March 4, 1998, the Partnership consummated the sale of Marketplace at Rivergate Shopping Center, located in Nashville, Tennessee, for a sale price of $8,128,000. Sale Proceeds from this transaction amounted to $7,828,800, which was net of actual and estimated closing costs. The Partnership reported a gain $1,644,900 for the quarter ended March 31, 1998 and will distribute $7,824,800 or $92.18 per Unit on August 31, 1998 to Limited Partners of record as of March 4, 1998.

4. ENVIRONMENTAL MATTER:

In December 1996, the General Partner became aware of the existence of hazardous substances in the ground under Lakewood Square Shopping Center ("Lakewood"). The source of the hazardous substances is a dry cleaning facility operated by one or more of the tenants at Lakewood. In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expense arising from the presence of hazardous substances. At the present time, the General Partner is unaware of any claims or other matters referred to above against the Partnership. In March 1998, the purchaser's plan to clean up the site was approved by the Los Angeles Regional Water Quality Control Broad ("Water Board"), subject to certain monitoring and reporting activities recommended by the Water Board. The General Partner is monitoring the documentation regarding the remediation work being performed by the Purchaser.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1997 for a discussion of the Partnership's business.

Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the maximum possible sales price. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Components of the Partnership's operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer realizes income or incurs expenses from such real property interests. Through March 31, 1998, the Partnership has sold all of its investments with the exception of its 50% interest in the Ellis Building ("Ellis") and it 50% interest in a joint venture's equity interest in Holiday Office Park North and South ("Holiday").

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the three months ended March 31, 1998 and 1997. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                          Comparative
                       Operating Results
                          (a) For the
                        Quarters Ended
                      3/31/98   3/31/97
-----------------------------------------
ELLIS BUILDING (50%)
Rental revenues       $315,800 $  315,700
-----------------------------------------
Property net income   $109,400 $  100,600
-----------------------------------------
Average occupancy          99%        96%
-----------------------------------------
HOLIDAY OFFICE PARK NORTH AND SOUTH
 OFFICE BUILDING (50%)
Rental revenues       $409,200 $  384,400
-----------------------------------------
Property net income   $110,000 $   82,800
-----------------------------------------
Average occupancy          86%        85%
-----------------------------------------
SOLD PROPERTIES (B)
Rental revenues       $202,200 $1,253,800
-----------------------------------------
Property net income   $133,000 $  501,100
-----------------------------------------

(a) The above table excludes certain income and expense items, which are not directly related to individual property operating results such as interest income from short-term investments and general and administrative expenses. The Partnership's share of results from its participation in a joint venture, treated under the equity method, is included above.
(b) Sold Properties includes the results of Marketplace at Rivergate Shopping Center ("Rivergate") (sold March 4, 1998). In addition, Sold Properties includes: Lakewood Square Shopping Center ("Lakewood"), 12621 Featherwood Office Building, Banana River Square Shopping Center and Foxhall Square Office Building ("Foxhall") (all of which were sold in 1997).

Net income increased by $1,425,200 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The increase was primarily due to the gain recorded in 1998 on the sale of Rivergate. The increase was partially offset by the absence of results in 1998 from the Sold Properties.

Net income, exclusive of the effects of the Sold Properties, increased by $148,400 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The increase was primarily due to an increase in interest earned on the Partnership's short-term investments due to an increase in cash available for investment. The increase was also due to improved operating results at the Partnership's equity investment in Holiday and at Ellis.

The results of the Sold Properties have been excluded from the following comparative discussion.

Rental revenues remained relatively unchanged for the three-month periods under comparison. The increase in base rental income, which was due to the increase in average occupancy, was offset by a decrease in tenant expense reimbursements.

Repair and maintenance expenses decreased by $4,500 for the comparable three-month periods. The decrease was primarily due to a decrease in repairs to the HVAC unit and the elevator at Ellis.

Property operating expenses decreased by $4,800 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The decrease was primarily the result of a decrease in personnel costs at Ellis.

The Partnership's share of net income from Holiday increased by $27,200 for the three-month periods under comparison. The increase was primarily due to an increase in base rental income due to an increase in rates charged to new and renewing tenants.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) cold-calling other businesses and tenants in the market area and 5) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income in a fiscal year, such excess distributions are treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                                                     Comparative Cash Flow
                                                        Results For the
                                                         Quarters Ended
                                                       3/31/98     3/31/97
-----------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $   661,500  $1,088,200
Less: Cash Flow from joint venture                      (189,200)   (144,500)
Items of reconciliation:
 Decrease (increase) in current assets                       300     (10,900)
 (Decrease) increase in current liabilities             (104,100)     47,000
-----------------------------------------------------------------------------
Net cash provided by operating activities            $   368,500  $  979,800
-----------------------------------------------------------------------------
Net cash provided by investing activities            $ 8,143,500  $  325,700
-----------------------------------------------------------------------------
Net cash (used for) financing activities             $(8,794,500) $ (848,900)
-----------------------------------------------------------------------------

Cash Flow (as defined in the Partnership Agreement) decreased by $426,700 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The decrease was primarily the result of the absence of 1998 results from the Sold Properties, exclusive of depreciation and amortization, as previously discussed.

The decrease in the Partnership's cash position of $282,500 for the three months ended March 31, 1998 was primarily the result of distributions to Partners exceeding cash provided by operating activities, cash from the Partnership's investment in Holiday and the receipt of Rivergate Sale Proceeds. Liquid assets (including cash and cash equivalents) of the Partnership as of March 31, 1998 were comprised of amounts held for working capital purposes and undistributed Sale Proceeds.

The decrease of $611,300 in net cash provided by operating activities for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997 was primarily the result of the absence of operating results from the Sold Properties, exclusive of depreciation and amortization, as previously discussed.

Net cash provided by investing activities increased by $7,817,800 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The increase was primarily due to the receipt of Sale Proceeds from Rivergate. During the three months ended March 31, 1998, the Partnership received $315,500 of distributions from Holiday.

The Partnership maintains working capital reserves to pay for capital expenditures such as capital and tenant improvements and leasing costs. During the three months ended March 31, 1998, the Partnership spent $800 at Ellis for building improvements and leasing costs and has projected to spend approximately $50,000 during the remainder of 1998. The Partnership spent $3,900 for capital and tenant improvement and leasing costs at Holiday during the three months ended March 31, 1998 and has projected to spend approximately $200,000 during the remainder of 1998. Actual amounts expended may vary depending on a number of factors including actual leasing activity, sales of properties and other market conditions throughout the year. The General Partner believes these expenditures are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

On March 4, 1998, the Partnership completed the sale of Rivergate. Sale Proceeds from this transaction were $7,828,800. On August 31, 1998 the Partnership will distribute $7,824,800 or $92.18 per Unit to Limited Partners of record as of March 4, 1998.

The increase of $7,945,600 in net cash used for financing activities for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997 was due primarily to the special distribution of Foxhall Sale Proceeds on February 28, 1998. The increase was partially offset by a decrease in regular quarterly distributions of Cash Flow (as defined in the Partnership Agreement) to Partners. The decrease in distributions is the result of the General Partner's adjustment of the distributions to an amount that is consistent with the Partnership's remaining assets and their related earnings and cash flow following the special distributions of Sales Proceeds during 1998 and 1997.

As described in Note 4 of Notes to Financial Statements, there is uncertainty surrounding an environmental matter at Lakewood. The General Partner is in correspondence with the purchaser of Lakewood for the purpose of monitoring the documentation of their remediation efforts. The General Partner believes that the entire remediation process could take from twelve to twenty-four months. There can be no assurance as to the actual timeframe for the remediation or that it will be completed without cost to the Partnership.

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

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. As a result, cash continues to be retained to supplement working capital reserves. Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves for the three months ended March 31, 1998 amounted to $142,800.

Distributions to Limited Partners for the three months ended March 31, 1998 were declared in the amount of $466,800, or $5.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amount of cash for future distributions to Partners.

                           Part II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

       (a)  Exhibits: None

       (b)  Reports on Form 8-K

       A report filed on Form 8-K reporting the sale of Marketplace at Rivergate was filed on March 16, 1998.

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

Date: May 15, 1998                 By:  /s/ DOUGLAS CROCKER II
      ------------                      --------------------------------------
                                            DOUGLAS CROCKER II
                                        President and Chief Executive Officer

Date: May 15, 1998                 By:  /s/ NORMAN M. FIELD
      ------------                      --------------------------------------
                                            NORMAN M. FIELD
                                        Vice President - Finance and Treasurer