Form 10-Q
period 1998-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 1998-08-13
CIK 727087

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                     June 30, 1998
                         -------------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to _____________________

     Commission File Number                        0-12945
                           -----------------------------------------------------


               First Capital Institutional Real Estate, Ltd. - 2
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                              59-2313852
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois         60606-2607
--------------------------------------------------------    --------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X       No
                                        ----        ----
Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated October 19, 1983, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  June 30,
                                                    1998      December 31,
                                                 (Unaudited)      1997
--------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $   860,000  $ 3,848,300
 Buildings and improvements                        5,467,700   11,067,100
--------------------------------------------------------------------------
                                                   6,327,700   14,915,400
Accumulated depreciation and amortization         (2,557,300)  (4,804,100)
--------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    3,770,400   10,111,300
Cash and cash equivalents                         12,476,400   14,444,600
Investments in debt securities                     1,504,300
Restricted cash                                       50,000       50,000
Rents receivable                                     105,600       67,300
Investment in joint venture                        5,017,800    5,311,400
Other assets                                          29,000       35,100
--------------------------------------------------------------------------
                                                 $22,953,500  $30,019,700
--------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $   225,700  $   220,100
 Due to Affiliates                                    40,100       52,100
 Distributions payable                             8,343,500    8,768,000
 Security deposits                                    20,400       49,500
 Other liabilities                                     2,600       56,900
--------------------------------------------------------------------------
                                                   8,632,300    9,146,600
--------------------------------------------------------------------------
Partners' capital:
 General Partners                                     29,000           --
 Limited Partners (84,886 Units issued and
  outstanding)                                    14,292,200   20,873,100
--------------------------------------------------------------------------
                                                  14,321,200   20,873,100
--------------------------------------------------------------------------
                                                 $22,953,500  $30,019,700
--------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partner    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1997                           $(131,300) $42,797,500  $42,666,200
Net income for the year ended December
 31, 1997                                    381,300    3,663,600    4,044,900
Distributions for the year ended December
 31, 1997                                   (250,000) (25,588,000) (25,838,000)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1997              --   20,873,100   20,873,100
Net income for the six months ended June
 30, 1998                                    132,800    2,177,600    2,310,400
Distributions for the six months ended
 June 30, 1998                              (103,800)  (8,758,500)  (8,862,300)
-------------------------------------------------------------------------------
Partners' capital, June 30, 1998           $  29,000  $14,292,200  $14,321,200
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                       1998       1997
-------------------------------------------------------------------------
 Income:
 Rental                                             $  341,100 $1,389,800
 Interest                                              191,000    166,600
 Gain on sale of Property                                         126,800
-------------------------------------------------------------------------
                                                       532,100  1,683,200
-------------------------------------------------------------------------
 Expenses:
 Depreciation and amortization                          59,800    279,800
 Property operating:
  Affiliates                                            15,800     60,200
  Nonaffiliates                                         39,900    228,700
 Real estate taxes                                      23,600    127,900
 Insurance--Affiliate                                    1,400     11,500
 Repairs and maintenance                                39,400    131,900
 General and administrative:
  Affiliates                                             7,500      6,900
  Nonaffiliates                                         45,400     63,200
 Additional expenses of sale                             5,600
-------------------------------------------------------------------------
                                                       238,400    910,100
-------------------------------------------------------------------------
 Income before income from participation in joint
  venture and state income tax expense                 293,700    773,100
 Income from participation in joint venture             60,900     89,200
-------------------------------------------------------------------------
 Income before state income tax expense                354,600    862,300
 State income tax expense                              171,200      1,000
-------------------------------------------------------------------------
 Net income                                         $  183,400 $  861,300
-------------------------------------------------------------------------
 Net income allocated to General Partner            $   51,900 $  192,100
-------------------------------------------------------------------------
 Net income allocated to Limited Partners           $  131,500 $  669,200
-------------------------------------------------------------------------
 Net income allocated to Limited Partners per Unit
  (84,886 Units outstanding)                        $     1.55 $     7.88
-------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                       1998       1997
-------------------------------------------------------------------------
 Income:
 Rental                                             $  859,200 $2,959,300
 Interest                                              408,300    259,900
 Gain on sale of Property                            1,639,300    126,800
-------------------------------------------------------------------------
                                                     2,906,800  3,346,000
-------------------------------------------------------------------------
 Expenses:
 Depreciation and amortization                         160,000    604,500
 Property operating:
  Affiliates                                            46,500    131,100
  Nonaffiliates                                        138,000    479,600
 Real estate taxes                                      47,200    276,900
 Insurance--Affiliate                                    6,000     27,500
 Repairs and maintenance                                81,900    288,800
 General and administrative:
  Affiliates                                            17,700     15,900
  Nonaffiliates                                         98,800    129,600
-------------------------------------------------------------------------
                                                       596,100  1,953,900
-------------------------------------------------------------------------
 Income before income from participation in joint
  venture and state income tax expense               2,310,700  1,392,100
 Income from participation in joint venture            170,900    172,000
-------------------------------------------------------------------------
 Income before state income tax expense              2,481,600  1,564,100
 State income tax expense                              171,200      1,000
-------------------------------------------------------------------------
 Net income                                         $2,310,400 $1,563,100
-------------------------------------------------------------------------
 Net income allocated to General Partner            $  132,800 $  277,000
-------------------------------------------------------------------------
 Net income allocated to Limited Partners           $2,177,600 $1,286,100
-------------------------------------------------------------------------
 Net income allocated to Limited Partners per Unit
  (84,886 Units outstanding)                        $    25.65 $    15.15
-------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                         1998         1997
-------------------------------------------------------------------------------
 Cash flows from operating activities:
 Net income                                           $ 2,310,400  $ 1,563,100
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           160,000      604,500
  (Income) from participation in joint venture           (170,900)    (172,000)
  (Gain) on sale of Property                           (1,639,300)    (126,800)
  Changes in assets and liabilities:
   (Increase) decrease in rents receivable                (38,300)      39,100
   Decrease in other assets                                 6,100       41,600
   Increase in accounts payable and accrued expenses        5,600      169,400
   (Decrease) in due to Affiliates                        (12,000)      (9,600)
   (Decrease) in other liabilities                        (54,300)    (106,100)
-------------------------------------------------------------------------------
    Net cash provided by operating activities             567,300    2,003,200
-------------------------------------------------------------------------------
 Cash flows from investing activities:
 Payments for capital and tenant improvements              (3,000)    (325,000)
 (Increase) in investments in debt securities          (1,504,300)  (2,849,400)
 Proceeds from sale of Property                         7,823,200   10,165,900
 Distributions received from joint venture                464,500      539,500
-------------------------------------------------------------------------------
    Net cash provided by investing activities           6,780,400    7,531,000
-------------------------------------------------------------------------------
 Cash flows from financing activities:
 Distributions paid to Partners                        (9,286,800)  (1,697,800)
 (Decrease) in security deposits                          (29,100)     (18,600)
-------------------------------------------------------------------------------
    Net cash (used for) financing activities           (9,315,900)  (1,716,400)
-------------------------------------------------------------------------------
 Net (decrease) increase in cash and cash
  equivalents                                          (1,968,200)   7,817,800
 Cash and cash equivalents at the beginning of the
  period                                               14,444,600    4,573,400
-------------------------------------------------------------------------------
 Cash and cash equivalents at the end of the period   $12,476,400  $12,391,200
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1998

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

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

The Partnership evaluates its rental properties for impairment when conditions exist which indicate that it is probable that the sum of expected future cash flows (undiscounted) from a property is less than its carrying basis. Upon determination that an impairment has occurred, the basis in the rental property is reduced to its estimated fair value. Management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2

transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and six months ended June 30, 1998, the General Partner was paid a Partnership Management Fee and allocated Net Profits, of $51,900 and $103,800, respectively. In addition, for the six months ended June 30, 1998, the General Partner was allocated Net Profits of $29,000 from the sale of a Partnership property.

Fees and reimbursements paid and (receivable)/payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1998 were as follows:

                                                     Paid
                                                          Six    (Receivable)
                                               Quarter   Months    Payable
-----------------------------------------------------------------------------
Property management and leasing fees           $ 27,800 $ 51,500   $(1,700)
Reimbursement of property insurance premiums,
 at cost                                          2,800    4,600      None
Real estate commissions (a)                        None     None    40,300
Legal                                            24,100   37,100      None
Reimbursement of expenses, at cost:
 --Accounting                                     9,900    9,900     1,000
 --Investor communications                        4,200    4,200       500
-----------------------------------------------------------------------------
                                               $ 68,800 $107,300   $40,100
-----------------------------------------------------------------------------

(a) As of June 30, 1998, the Partnership owed $40,300 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment from the initial investment date).

3. PROPERTY SALE:

On March 4, 1998, the Partnership consummated the sale of Marketplace at Rivergate Shopping Center, located in Nashville, Tennessee, for a sale price of $8,128,000. Sale Proceeds from this transaction amounted to $7,823,200, which was net of closing costs. The Partnership reported a gain of $1,639,300 for the six months ended June 30, 1998 and will distribute $7,824,800 or $92.18 per Unit on August 31, 1998 to Limited Partners of record as of March 4, 1998.

4. ENVIRONMENTAL MATTER:

In December 1996, the General Partner became aware of the existence of hazardous substances in the soil and ground water of the Lakewood Square Shopping Center ("Lakewood"). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes but is not limited to payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the General Partner is unaware of any claims or other matters referred to above against the Partnership. In March 1998, the purchaser's plan to evaluate the site contamination was approved by the Los Angeles Regional Water Quality Control Board ("Water Board"), subject to certain monitoring and reporting activities recommended by the Water Board. During the second half of 1998, the purchaser anticipates that it will complete its site evaluation and will submit a corrective action plan for the site to the Water Board. The General Partner is monitoring the documentation delivered by purchaser regarding the purchaser's activities to remedy the hazardous substances at Lakewood.

5. STATE INCOME TAX EXPENSE:

State income tax expense is comprised substantially of a tax imposed by the District of Columbia based on taxable income.

6. SUBSEQUENT EVENT:

In July 1998, the joint venture in which Partnership owns a 50% interest entered into a binding agreement to sell the Ellis Building for a sale price of $13,875,000, which is prior to all transactional expenses. The transaction is scheduled to consummate in August 1998. The consummation of the transaction contemplated by this agreement is subject to customary conditions precedent. There can be no assurance that this transaction will close.

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the maximum possible sales price. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Components of the Partnership's operating results are generally expected to decline as real property interests are sold since the Partnership no longer realizes income or incurs expenses from such real property interests. Through June 30, 1998, the Partnership has sold all of its investments with the exception of its 50% interest in the Ellis Building ("Ellis") and its 50% interest in a joint venture's equity interest in Holiday Office Park North and South ("Holiday").

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and six months ended June 30, 1998 and 1997. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                        Comparative Operating Results (a)
                      For the Quarters    For the Six Months
                            Ended                Ended
                     6/30/98    6/30/97   6/30/98   6/30/97
-------------------------------------------------------------
ELLIS BUILDING (50%)
Rental revenues      $344,800  $  323,600 $660,600 $  639,300
-------------------------------------------------------------
Property net income  $137,000  $  118,600 $246,400 $  219,200
-------------------------------------------------------------
Average occupancy         98%         97%      98%        97%
-------------------------------------------------------------
HOLIDAY OFFICE PARK NORTH AND SOUTH
 (50%)
Rental revenues      $399,100  $  399,200 $808,300 $  783,600
-------------------------------------------------------------
Property net income  $ 60,900  $   89,200 $170,900 $  172,000
-------------------------------------------------------------
Average occupancy         86%         86%      86%        85%
-------------------------------------------------------------
SOLD PROPERTIES (B)
Rental revenues      $ (3,600) $1,025,700 $198,600 $2,279,500
-------------------------------------------------------------
Property net income  $ 23,500  $  438,100 $157,400 $  939,200
-------------------------------------------------------------

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

Unless otherwise disclosed, discussions of fluctuations between 1998 and 1997 refer to both the quarters and six months ended June 30, 1998 and 1997.

Net income increased by $747,300 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. The increase was primarily the result of the 1998 gain recorded on the sale of Rivergate exceeding the 1997 gain recorded on the sale of Lakewood. The increase was also due to an increase in interest income earned on the Partnership's short-term investments which was the result of an increase in the amount of cash available for investment. The increase was partially offset by the absence of results in 1998 from the Sold Properties.

Net income decreased by $677,900 for the quarter ended June 30, 1998 when compared to the quarter ended June 30, 1997. The decrease was primarily the result of the 1997 gain recorded on the sale of Lakewood and the absence of 1998 operating results from the Sold Properties. The decrease was also due to the recording in 1998 of the Partnership's share of franchise taxes due to the District of Columbia. Substantially all of this tax was incurred in connection with the November 1997 sale of Foxhall.

Net income exclusive of Sold Properties increased by $10,200 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. The increase was primarily the result of improved operating results at Ellis and the increase in interest earned on the Partnership's short-term investments exceeding the Partnership's share of franchise taxes due to the District of Columbia, as previously discussed. Net income exclusive of the Sold Properties decreased by $150,000 for the quarter ended June 30, 1998 when compared to the quarter ended June 30, 1997. The decrease was primarily due to the Partnership's share of franchise taxes due to the District of Columbia and diminished operating results at the Partnership's equity investment in Holiday.

The following comparative discussion excludes the results of the Partnership's properties that were sold prior to June 30, 1998.

Rental revenues increased by $21,100 or 6.5% and $21,300 or 3.3% for the quarter and six months ended June 30, 1998 when compared to the quarter and six months ended June 30, 1997, respectively. The increases were primarily the result of an increase in tenant expense reimbursements at Ellis, which resulted from increased billings to tenants.

Property operating expenses decreased by $5,200 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. The decrease was primarily the result of a decrease in personnel costs at Ellis. Property operating expenses remained relatively unchanged for the quarterly periods under comparison.

The Partnership's share of net income from Holiday decreased by $28,300 for the quarterly periods under comparison. The decrease was primarily the result of an increase in landscaping costs. The decrease was also due to an increase in professional services which was related to costs incurred in the successful appeal of real estate taxes. The decrease was partially offset by an increase in base rental income, which was due to an increase in rates charged to new and renewing tenants. The Partnership's share of net income from Holiday remained relatively unchanged for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated and nonaffiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) cold-calling other businesses and tenants in the market area; and 5) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                                                      Comparative Cash Flow
                                                       Results For the Six
                                                          Months Ended
                                                       6/30/98      6/30/97
------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $   990,800  $ 2,176,200
Less: Cash Flow from joint venture                      (330,600)    (307,400)
Items of reconciliation:
 (Increase) decrease in current assets                   (32,200)      80,700
 (Decrease) increase in current liabilities              (60,700)      53,700
------------------------------------------------------------------------------
Net cash provided by operating activities            $   567,300  $ 2,003,200
------------------------------------------------------------------------------
Net cash provided by investing activities            $ 6,780,400  $ 7,531,000
------------------------------------------------------------------------------
Net cash (used for) financing activities             $(9,315,900) $(1,716,400)
------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $1,185,400 for the six months ended June 30, 1998 when compared to six months ended June 30, 1997 was primarily the result of the absence of 1998 results from the Sold Properties, exclusive of depreciation and amortization, as previously discussed.

The decrease in the Partnership's cash position of $1,968,200 for the six months ended June 30, 1998 was primarily the result of distributions to Partners and investments in debt securities exceeding net cash provided by operating results and proceeds from the sale of Rivergate. Liquid assets (including cash, cash equivalents and investments in debt securities) as of June 30, 1998 were comprised of amounts held for working capital purposes and undistributed Sales Proceeds.

The decrease of $1,435,900 in cash provided by operating activities for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997 was primarily the result of the absence of operating results from the Sold Properties, exclusive of depreciation and amortization, as previously discussed.

Net cash provided by investing activities decreased by $750,600 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. The decrease was primarily due to Sales Proceeds received in 1997 exceeding Sale Proceeds from the 1998 sale of Rivergate. The decrease was partially offset by a decrease in the additional amount of cash invested in debt securities during the comparable six months periods. During the six months ended June 30, 1998, the Partnership received $464,500 in distributions from Holiday.

The Partnership maintains working capital reserves to pay for capital expenditures such as capital and tenant improvements and leasing costs. During the six months ended June 30, 1998, the Partnership spent $3,000 for capital and tenant improvements and leasing costs at Ellis and has projected to spend approximately $45,000 during the remainder of 1998. In addition, the Partnership spent $13,600 for capital and tenant improvements and leasing costs at Holiday and is projecting to spend approximately $190,000 during the remainder of 1998. Actual amounts expended in 1998 may vary depending on a number of factors including leasing activity, other market conditions throughout the year and the potential sale of one or both of the properties. The General Partner believes these expenditures are necessary to maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

On March 4, 1998, the Partnership completed the sale of Rivergate. Sale Proceeds from this transaction amounted to $7,823,200. In connection with this sale, on August 31, 1998, the Partnership will distribute $7,824,800 or $92.18 per Unit to Limited Partners of record as of March 4, 1998.

The increase of $7,599,500 in net cash used for financing activities for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997 was due primarily to the special distribution of $8,249,200 of Foxhall Sale Proceeds on February 29, 1998. The increase was partially offset by a decrease in regular quarterly distributions of Cash Flow (as defined in the Partnership Agreement) to Partners. The decrease in distributions is the result of the General Partner's adjustment of the distributions to an amount consistent with the Partnership's remaining assets and their related earnings and cash flow following the special distributions of Sales Proceeds during 1998 and 1997.

As described in Note 4 of Notes to Financial Statements, there is uncertainty surrounding an environmental matter at Lakewood. The General Partner is continuing to monitor the documentation delivered by the purchaser of Lakewood regarding the purchaser's activities to remedy the hazardous substances at Lakewood. There can be no assurance as to the actual timeframe for the remediation or that it will be completed without costs to the Partnership.

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

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the capital and tenant improvements and leasing costs that may be necessary at the Partnership's properties during the next several years. For the six months ended June 30, 1998, Cash Flow (as defined in the Partnership Agreement) of $46,800 was utilized from previously retained Cash Flow for distributions to Partners.

Distributions to Limited Partners for the six months ended June 30, 1998 were declared in the amount of $466,900, or $5.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, with the exception of the distribution of proceeds from the Rivergate sale, there can be no assurance as to the amounts of cash for future distributions to Partners.

                           Part II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:
------------------------------------------

     (a)  Exhibits: None

     (b)  Reports on Form 8-K

          There were no reports filed on Form 8-K during the quarter ended June 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2

                         By: FIRST CAPITAL FINANCIAL CORPORATION
                             GENERAL PARTNER

Date:  August 14, 1998   By:  /s/    DOUGLAS CROCKER II
       ---------------       --------------------------------------
                                     DOUGLAS CROCKER II
                             President and Chief Executive Officer

Date:  August 14, 1998   By: /s/     NORMAN M. FIELD
       ---------------       --------------------------------------
                                     NORMAN M. FIELD
                             Vice President - Finance and Treasurer