Form 10-Q
period 1998-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 1998-11-13
CIK 727087

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended               September 30, 1998
                               ------------------------------------

                                      OR

[_[ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the maximum possible sales price. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Components of the Partnership's operating results are expected to decline as real property interests are sold since the Partnership no longer receives income nor incurs expenses from such real property interests. During the nine months ended September 30, 1998, the Partnership sold its remaining three investments in real property.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and nine months ended September 30, 1998 and 1997. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                                 Comparative Operating Results(a)
                                              For the Quarters    For the Nine Months
                                                    Ended                Ended
                                              9/30/98   9/30/97   9/30/98     9/30/97
-------------------------------------------------------------------------------------------
ELLIS BUILDING (50%) (B)
Rental revenues                               $180,100  $317,100 $  840,700  $  956,400
-------------------------------------------------------------------------------------------
Property net income                           $ 15,200  $109,400 $  261,600  $  328,600
-------------------------------------------------------------------------------------------
HOLIDAY OFFICE PARK NORTH AND SOUTH (50%) (B)
Rental revenues                               $428,600  $469,600 $1,236,900  $1,253,200
-------------------------------------------------------------------------------------------
Property net income                           $114,000  $108,500 $  284,900  $  280,500
-------------------------------------------------------------------------------------------
MARKETPLACE AT RIVERGATE SHOPPING CENTER (B)
Rental revenues                               $      0  $232,400 $  198,200  $  775,500
-------------------------------------------------------------------------------------------
Property net (loss) income                    $ (4,700) $ 98,000 $  142,300  $  392,600
-------------------------------------------------------------------------------------------
SOLD PROPERTIES (C)
Rental revenues                               $(26,600) $418,500 $  (26,200) $2,176,400
-------------------------------------------------------------------------------------------
Property net (loss) income                    $(27,900) $100,800 $  (17,500) $  719,700
-------------------------------------------------------------------------------------------

(a) The above table excludes certain income and expense items, which are not directly related to individual property operating results such as interest income from short-term investments and general and administrative expenses. The Partnership's share of results from its participation in a joint venture, treated under the equity method, is included above.
(b) Ellis Building ("Ellis"), Holiday Office Park North and South ("Holiday") and Marketplace at Rivergate ("Rivergate") were sold on August 21, 1998, September 22, 1998 and March 4, 1998, respectively. Property net income excludes the gains recorded on the sales of these properties.
(c) Sold Properties includes the results of Lakewood Square Shopping Center ("Lakewood"), 12621 Featherwood Office Building, Banana River Square Shopping Center ("Banana River") and Foxhall Square Office Building ("Foxhall") (all of which were sold in 1997). Property net income excludes the gains and loss recorded on the sales of these properties.

Unless otherwise disclosed, discussions of fluctuations between 1998 and 1997 refer to both the quarters and nine months ended September 30, 1998 and 1997.

Net income increased by $3,808,200 and $4,555,500 for the quarter and nine months ended September 30, 1998 when compared to the quarter and nine months ended September 30, 1997, respectively. The increases were primarily due to the 1998 gains recognized on the sales of Ellis, Holiday and Rivergate exceeding the 1997 gains recorded on the sales of Banana River and Lakewood. The Rivergate and Lakewood gains influenced the nine-month periods under comparison only. The increases were partially offset by diminished operating results due to the sales of the Partnership properties.

Net income, exclusive of properties sold in 1998 and 1997, decreased by $31,900 and $24,700 for the quarter and nine months ended September 30, 1998 when compared to the quarter and nine months ended September 30, 1997, respectively. The decrease for the quarterly periods under comparison was primarily due to a decrease in interest earned on the Partnership's short-term investments due to a decrease in cash available for investment. The decrease for the nine-month periods under comparison was primarily due to the tax paid to the District of Columbia.

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

                                             Comparative Cash Flow
                                             Results For the Nine
                                                 Months Ended
                                             9/30/98       9/30/97
----------------------------------------------------------------------
Cash Flow (as defined in the Partnership
 Agreement)                                $  1,376,000  $  3,065,500
Less: Cash Flow from joint venture             (525,100)     (497,000)
Items of reconciliation:
 (Increase) decrease in current assets          (90,300)       79,200
 (Decrease) in current liabilities             (127,800)     (128,500)
----------------------------------------------------------------------
Net cash provided by operating activities  $    632,800  $  2,519,200
----------------------------------------------------------------------
Net cash provided by investing activities  $ 20,088,500  $ 10,969,300
----------------------------------------------------------------------
Net cash (used for) financing activities   $(17,679,800) $(11,011,900)
----------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $1,689,500 for the nine months ended September 30, 1998 when compared to nine months ended September 30, 1997 was primarily the result of the absence of 1998 results from the Sold Properties, exclusive of depreciation, amortization and gains on sale, as previously discussed.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The increase in the Partnership's cash position of $3,041,500 for the nine months ended September 30, 1998 was primarily the result of the receipt of Sales Proceeds from Rivergate, Ellis and Holiday and net cash provided by operating activities exceeding distributions paid to Partners and the net additional investments in debt securities. Liquid assets (including cash, cash equivalents and investments in debt securities) as of September 30, 1998 were comprised of amounts held for working capital purposes and undistributed Sales Proceeds.

The decrease of $1,886,400 in cash provided by operating activities for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997 was primarily due to the absence of operating results from the Sold Properties, exclusive or depreciation, amortization and gains and sale, as previously discussed.

Net cash provided by investing activities increased by $9,119,200 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. The increase was primarily due to the increase in distributions received from the Partnership's equity investment in Holiday, which was due to the sale of the property. The increase was also due to a smaller increase in investments in debt securities in 1998. The investments in debt securities are a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes or prior to distribution to Limited Partners. These investments are of investment-grade and generally mature less than one year from their date of purchase.

On September 22, 1998, the Partnership's investment in joint venture completed the sale of Holiday. The Partnership's share of Sale Proceeds from this transaction amounted to $6,526,800, which was net of actual and estimated closing expenses. In connection with this sale, on February 28, 1999, the Partnership intends to distribute $6,499,700 or $76.57 per Unit to Limited Partners of record as of September 22, 1998.

On August 21, 1998, a joint venture in which the Partnership owned a 50% interest completed the sale of Ellis. Sale Proceeds from this transaction amounted to $6,679,000, which was net of actual and estimated closing expenses. In connection with this sale, on February 28, 1999, the Partnership intends to distribute $6,672,900 or $78.61 per Unit to Limited Partners of record as of August 21, 1998.

On March 4, 1998, the Partnership completed the sale of Rivergate. Sale Proceeds from this transaction amounted to $7,823,200, which was net of closing expenses. In connection with this sale, on August 31, 1998, the Partnership distributed $7,824,800 or $92.18 per Unit to Limited Partners of record as of March 4, 1998.

The increase of $6,667,900 in net cash used for financing activities for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997 was due primarily to the amount of 1998 special distributions of Sales Proceeds exceeding the amount of 1997 special distributions of Sales Proceeds.

Distributions to Limited Partners for the quarter ended September 30, 1998 were declared in the amount of $169,700, or $2.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter.

The Year 2000 problem is the result of the inability of existing computer programs to distinguish between a year beginning with "20" rather than "19". This is the result of computer programs using two rather than four digits to define an applicable year. If not corrected, any program having time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a variety of problems including miscalculations, loss of data and failure of entire systems. Critical areas that could be effected are accounts receivable, accounts payable, general ledger, cash management, investor services, computer hardware and telecommunications systems.

The Partnership has engaged Affiliated and unaffiliated entities to perform all of its critical functions that utilize software that may have time-sensitive applications. All of these service providers are providing these services for their own organizations as well as for their clients. The General Partner, on behalf of the Partnership, has been in close communication with each of these service providers regarding steps that they are taking to assure that there will be no serious interruption of the operations of the Partnership resulting from Year 2000 problems. Based on the results of these inquires, as well as a review of the disclosures by these service providers, the General Partner believes that the Partnership will be able to continue normal business operations and will incur no material costs related to Year 2000 issues.

The Partnership has not formulated a contingency plan. However, the General Partner believes that based on the status of the Partnership's real estate portfolio and its limited number of transactions, aside from catastrophic failures of banks, governmental agencies, etc., it could carry out substantially all of its critical operations on a manual basis or easily convert to systems that are Year 2000 compliant.

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

As disclosed above, the Partnership consummated the sale of its last remaining property in September 1998. The General Partner has begun the process of winding up the affairs of the Partnership. This process will include the resolution of all post closing property sale matters. In addition, the environmental matter at Lakewood will be closely monitored. As result of these matters, it will be necessary for the Partnership to remain open. Following the February 28, 1999 distributions of Sales Proceeds, distributions will be suspended. When the environmental matter is satisfactorily remediated and the other post closing matters are resolved, the Partnership will pay a liquidating distribution of the remaining assets held by the Partnership, less amounts reserved for administrative expenses and any amounts deemed necessary for contingencies and other post closing matters.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.-2
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                 September 30,
                                                     1998      December 31,
                                                  (Unaudited)      1997
---------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                             $            $ 3,848,300
 Buildings and improvements                                     11,067,100
---------------------------------------------------------------------------
                                                                14,915,400
Accumulated depreciation and amortization                       (4,804,100)
---------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                                 10,111,300
Cash and cash equivalents                          17,486,100   14,444,600
Investments in debt securities                      1,500,000
Restricted cash                                        50,000       50,000
Rents receivable                                      166,100       67,300
Investment in joint venture                                      5,311,400
Other assets                                           26,600       35,100
---------------------------------------------------------------------------
                                                  $19,228,800  $30,019,700
---------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses            $   208,100  $   220,100
 Due to Affiliates                                     44,900       52,100
 Distributions payable                             13,361,200    8,768,000
 Security deposits                                                  49,500
 Other liabilities                                      3,500       56,900
---------------------------------------------------------------------------
                                                   13,617,700    9,146,600
---------------------------------------------------------------------------
Partners' capital:
 General Partner                                       72,900          --
 Limited Partners (84,886 Units issued and
  outstanding)                                      5,538,200   20,873,100
---------------------------------------------------------------------------
                                                    5,611,100   20,873,100
---------------------------------------------------------------------------
                                                  $19,228,800  $30,019,700
---------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                          General     Limited
                                          Partner     Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1997                                    $(131,300)  $42,797,500   $42,666,200
Net income for the year ended December
 31, 1997                                  381,300     3,663,600     4,044,900
Distributions for the year ended
 December 31, 1997                        (250,000)  (25,588,000)  (25,838,000)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1997           --     20,873,100    20,873,100
Net income for the nine months ended
 September 30, 1998                        195,500     6,766,000     6,961,500
Distributions for the nine months ended
 September 30, 1998                       (122,600)  (22,100,900)  (22,223,500)
-------------------------------------------------------------------------------
Partners' capital, September 30, 1998    $  72,900  $  5,538,200  $  5,611,100
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2
STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                              1998      1997
-------------------------------------------------------------------------------
 Income:
 Rental                                                    $  153,500 $ 989,500
 Interest                                                     205,500   254,300
 Gain on sales of property                                  2,947,100   251,300
-------------------------------------------------------------------------------
                                                            3,306,100 1,495,100
-------------------------------------------------------------------------------
 Expenses:
 Depreciation and amortization                                 39,700   216,600
 Property operating:
  Affiliates                                                   17,200    75,700
  Nonaffiliates                                                45,200   187,500
 Real estate taxes                                              8,200    81,000
 Insurance--Affiliate                                           1,700    13,200
 Repairs and maintenance                                       60,000   133,800
 General and administrative:
  Affiliates                                                    9,000    10,400
  Nonaffiliates                                                27,000    42,500
-------------------------------------------------------------------------------
                                                              208,000   760,700
-------------------------------------------------------------------------------
 Income before income from participation in joint venture   3,098,100   734,400
 Income from participation in joint venture:
 Operations                                                   114,000   108,500
 Gain on sale of property                                   1,439,000
-------------------------------------------------------------------------------
 Net income                                                $4,651,100 $ 842,900
-------------------------------------------------------------------------------
 Net income allocated to General Partner                   $   62,700 $  52,400
-------------------------------------------------------------------------------
 Net income allocated to Limited Partners                  $4,588,400 $ 790,500
-------------------------------------------------------------------------------
 Net income allocated to Limited Partners per Unit
  (84,886 Units outstanding)                               $    54.05 $    9.31
-------------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                       1998       1997
-------------------------------------------------------------------------
 Income:
 Rental                                             $1,012,700 $3,948,800
 Interest                                              613,800    514,200
 Gain on sales of property                           4,586,400    378,100
-------------------------------------------------------------------------
                                                     6,212,900  4,841,100
-------------------------------------------------------------------------
 Expenses:
 Depreciation and amortization                         199,700    821,100
 Property operating:
  Affiliates                                            63,700    206,800
  Nonaffiliates                                        183,200    667,100
 Real estate taxes                                      55,400    357,900
 Insurance--Affiliate                                    7,700     40,700
 Repairs and maintenance                               141,900    422,600
 General and administrative:
  Affiliates                                            26,700     26,300
  Nonaffiliates                                        125,800    172,100
-------------------------------------------------------------------------
                                                       804,100  2,714,600
-------------------------------------------------------------------------
 Income before income from participation in joint
  venture and state income tax expense               5,408,800  2,126,500
 Income from participation in joint venture:
  Operations                                           284,900    280,500
  Gain on sale of property                           1,439,000
-------------------------------------------------------------------------
 Income before state income tax expense              7,132,700  2,407,000
 State income tax expense                              171,200      1,000
-------------------------------------------------------------------------
 Net income                                         $6,961,500 $2,406,000
-------------------------------------------------------------------------
 Net income allocated to General Partner            $  195,500 $  329,400
-------------------------------------------------------------------------
 Net income allocated to Limited Partners           $6,766,000 $2,076,600
-------------------------------------------------------------------------
 Net income allocated to Limited Partners per Unit
  (84,886 Units outstanding)                        $    79.71 $    24.46
-------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                      1998         1997
----------------------------------------------------------------------------
 Cash flows from operating activities:
 Net income                                        $ 6,961,500  $ 2,406,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                        199,700      821,100
  (Income) from participation in joint venture      (1,723,900)    (280,500)
  Gain on sales of property                         (4,586,400)    (378,100)
  Changes in assets and liabilities:
   (Increase) decrease in rents receivable             (98,800)      32,800
   Decrease in other assets                              8,500       46,400
   (Decrease) in accounts payable and accrued
    expenses                                           (12,000)     (15,300)
   (Decrease) in due to Affiliates                      (7,200)      (6,800)
   (Decrease) in other liabiliities                    (53,400)    (106,400)
----------------------------------------------------------------------------
   Net cash provided by operating activities           688,000    2,519,200
----------------------------------------------------------------------------
 Cash flows from investing activities:
 Payments for capital and tenant improvements           (4,100)    (371,700)
 (Increase) in investments in debt securities,
  net                                               (1,500,000)  (4,391,900)
 Proceeds from sales of property                    14,502,100   15,096,200
 Distributions received from joint venture           7,090,500      636,700
----------------------------------------------------------------------------
   Net cash provided by investing activities        20,088,500   10,969,300
----------------------------------------------------------------------------
 Cash flows from financing activities:
 Distributions paid to Partners                    (17,630,300) (10,969,300)
 (Decrease) in security deposits                       (49,500)     (42,600)
----------------------------------------------------------------------------
   Net cash (used for) financing activities        (17,679,800) (11,011,900)
----------------------------------------------------------------------------
 Net increase in cash and cash equivalents           3,096,700    2,476,600
 Cash and cash equivalents at the beginning of
  the period                                        14,444,600    4,573,400
----------------------------------------------------------------------------
 Cash and cash equivalents at the end of the
  period                                           $17,541,300  $ 7,050,000
----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.-2

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1998
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in certain real property and until its sale in August 1998, was operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

Investment in joint venture represents the recording of the Partnership's interest, under the equity method of accounting in a joint venture with an Affiliated partnership. The joint venture acquired a preferred majority interest in a limited partnership with the sellers of the Lansing, Michigan property ("Holiday"). Under the equity method of accounting, the Partnership recorded its initial interest at cost and adjusts its investment account for its share of Holiday's income or loss and its distributions of cash flow (as defined in the limited partnership agreement).

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and nine months ended September 30, 1998, the General Partner was paid a Partnership Management Fee, and allocated Net Profits, of $18,800 and $122,600, respectively. In addition, the General Partner was allocated Net Profits totaling $43,900 and $72,900 for the quarter and nine months ended September 30, 1998, respectively, from the sales of Partnership property.

Fees and reimbursements paid and (receivable)/payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1998 were as follows:

                                                        Paid
                                                            Nine   (Receivable)
                                                  Quarter  Months    Payable
-------------------------------------------------------------------------------
Property management and leasing fees              $14,600 $ 66,100   $(8,000)
Reimbursement of property insurance premiums, at
 cost                                               3,100    7,700      None
Real estate commissions (a)                          None     None    40,300
Legal                                               7,600   44,700     9,000
Reimbursement of expenses, at costs
 --Accounting                                       2,300   12,200     2,200
 --Investor communications                          3,400    7,600     1,400
-------------------------------------------------------------------------------
                                                  $31,000 $138,300   $44,900
-------------------------------------------------------------------------------

(a) As of September 30, 1998, the Partnership owed $40,300 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partner or any Affiliate a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial investment date) of 6% simple interest per annum on their Capital Investment from the initial investment date).

3. PROPERTY SALES:

On September 22, 1998, the joint venture in which the Partnership owns a 50% interest, treated under the equity method, consummated the sale of its property, Holiday Office Park North and South, located in Ann Arbor, Michigan for a sale price of $13,500,000. The Partnership's share of Sale Proceeds from this transaction was $6,526,800, which was net of actual and estimated closing expenses. The Partnership reported a gain of $1,439,000 for financial reporting purposes in connection with this sale and will distribute $6,499,700 or $76.57 per Unit, on February 28, 1999 to Limited Partners of record as of September 22, 1998.

On August 21, 1998, a joint venture in which the Partnership owns a 50% interest consummated the sale of the Ellis Building, located in Sarasota, Florida for a sale price of $13,875,000. The Partnership's share of Sale Proceeds from this transaction was $6,679,000, which was net of actual and estimated closing expenses. The Partnership recorded a gain of $2,947,100 for financial reporting purposes in connection with this sale and will distribute $6,672,900 or $78.61 per Unit, on February 28, 1999 to Limited Partners of record as of August 21, 1998.

On March 4, 1998, the Partnership consummated the sale of Marketplace at Rivergate Shopping Center, located in Nashville, Tennessee, for a sale price of $8,128,000. Sale Proceeds from this transaction amounted to $7,823,200, which was net of closing expenses. The Partnership reported a gain of $1,639,300 for the nine months ended September 30, 1998 and distributed $7,824,800 or $92.18 per Unit on August 31, 1998 to Limited Partners of record as of March 4, 1998.

4. ENVIRONMENTAL MATTER:

In December 1996, the General Partner became aware of the existence of hazardous substances in the soil and groundwater under Lakewood Square Shopping Center ("Lakewood"). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the General Partner is unaware of any claims or other matters referred to above against the Partnership. In November 1998, the purchaser submitted its corrective action plan (the "Plan") for the site to the California Regional Water Quality Control Board ("Water Board"). The Plan provides for the recommended method for cleanup and the obtaining of regulatory approval upon completion, together with a timetable. Based upon this timetable, the purchaser expects Water Board approval of the Plan by December 1998. The General Partner is monitoring the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances at Lakewood.

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

Date:  November 13, 1998           By:    /s/  DOUGLAS CROCKER II
       -----------------                  --------------------------------------
                                               DOUGLAS CROCKER II
                                          President and Chief Executive Officer

Date:  November 13, 1998           By:    /s/  NORMAN M. FIELD
       -----------------                  --------------------------------------
                                               NORMAN M. FIELD
                                          Vice President - Finance and Treasurer

                          PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K:
------------------------------------------

         (a)  Exhibits: None

         (b)  Reports on Form 8-K:

                  A report on Form 8-K was filed on September 8, 1998, reporting the sale of Ellis.
                  A report on Form 8-K was filed on October 6, 1998, reporting the sale of Holiday.