Form 10-K405
period 1998-12-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 1999-03-29
CIK 727087

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the fiscal year ended                                       December 31, 1998
                                  --------------------------------------------------------------------------------

                                                        OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from    ------------------------------------ to ------------------------------------

Commission File Number                                                0-12945
                                  --------------------------------------------------------------------------------


                                 First Capital Institutional Real Estate, Ltd. - 2
-------------------------------------------------------------------------------------------------------------------
                              (Exact name of registrant as specified in its charter)

            Florida                                                                          59-2313852
-------------------------------                                                    --------------------------------
(State or other jurisdiction of                                                            (I.R.S. Employer
incorporation or organization)                                                            Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois                                      60606-2607
---------------------------------------------------------                          --------------------------------
         (Address of principal executive offices)                                             (Zip Code)

Registrant's telephone number, including area code                                          (312) 207-0020
                                                                                   --------------------------------
Securities registered  pursuant to Section 12(b) of the Act:                                     NONE
                                                                                   --------------------------------
Securities registered pursuant to Section 12(g) of the Act:                           Limited Partnership Units
                                                                                   --------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                         -----      -----

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

The business of the Partnership was to invest primarily in existing, improved, income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of income-producing real estate. From May 1984 to May 1986, the Partnership made seven real property investments and purchased 50% interests in four joint ventures, which were each formed with an Affiliated partnership for the purpose of acquiring a 100% interest in certain real property. In addition, in January 1987 the Partnership formed a joint venture with an Affiliated partnership (the "Joint Venture"), in which they are each 50% partners. The Joint Venture was formed for the purpose of entering into a limited partnership agreement with an unaffiliated third party to which the Joint Venture contributed 75% of the total purchase price of a property in order to obtain a preferred majority interest in the limited partnership. All of the Partnership's joint ventures were operated under the common control of First Capital Financial Corporation (the "General Partner"). During the year ended 1998, the Partnership sold its remaining three real property investments. The Partnership is currently addressing post sale matters, including monitoring the remediation of an environmental matter at one of the properties sold during 1997. Upon the successful remediation of the environmental matter and the resolution of other post closing matters, the Partnership will make a liquidating distribution and dissolve.

ITEM 2.   PROPERTIES
-------   ----------

During the year ended December 31, 1998, the Partnership sold its remaining property investments.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1998. Ordinary routine legal matters incidental to the business which were not deemed material, were pursued during the quarter ended December 31, 1998.

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

As of March 1, 1999, there were 12,328 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          -----------------------------------------------------------
                             1998        1997        1996        1995        1994
--------------------------------------------------------------------------------------
Total revenues            $ 6,477,900 $ 6,849,100 $ 7,003,700 $ 7,054,400 $ 6,715,900
Net income (loss)         $ 7,098,600 $ 4,044,900 $ 3,203,200 $ 1,797,300 $(1,017,200)
Net income (loss)
 allocated to Limited
 Partners                 $ 6,883,800 $ 3,663,600 $ 2,778,800 $ 1,326,300 $(1,324,200)
Net income (loss)
 allocated to Limited
 Partners per Unit
 (84,886 Units
 outstanding)             $     81.09 $     43.16 $     32.74 $     15.62 $    (15.60)
Total assets              $19,116,600 $30,019,700 $44,166,200 $50,803,100 $53,442,100
Distributions to Limited
 Partners per Unit
 (84,886 Units
 outstanding) (a)         $    262.36 $    301.44 $    104.00 $     51.00 $     35.50
Return of capital to
 Limited Partners per
 Unit (84,886 Units
 outstanding) (b)         $    181.27 $    258.28 $     71.26 $     35.38 $     35.50
OTHER DATA:
Investment in:
 Commercial rental
  properties (net of
  accumulated
  depreciation and
  amortization)                  None $10,111,300 $32,480,000 $32,902,700 $34,620,300
 Real estate joint
  venture                        None $ 5,311,400 $ 5,852,800 $ 5,424,600 $ 5,990,800
Number of real property
 interests owned at
 December 31                     None           3           7           7           7
--------------------------------------------------------------------------------------

(a) Distributions to Limited Partners per Unit for the years ended December 31, 1998, 1997 and 1996 included Sales Proceeds of $247.36, $274.94 and $59.00, respectively.
(b) For the purposes of this table, return of capital represents either: 1) the amount by which distributions, if any, exceed net income for the respective year or 2) total distributions, if any, when the Partnership incurs a net loss for the respective year. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                        For the Years Ended December 31,
                          -----------------------------------------------------------------
                              1998          1997         1996         1995         1994
--------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $  1,477,900  $  3,847,700  $ 4,657,000  $ 4,742,800  $ 4,118,700
Items of reconciliation:
 (Cash Flow) from joint
  venture                     (453,100)     (719,500)    (574,700)    (490,900)    (493,100)
 Changes in current
  assets and
  liabilities:
  Decrease in current
   assets                       64,400        56,500       23,900       74,100      138,700
  (Decrease) increase in
   current liabilities        (133,200)     (184,400)    (164,600)     118,200     (118,500)
--------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $    956,000  $  3,000,300  $ 3,941,600  $ 4,444,200  $ 3,645,800
--------------------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities               $ 21,546,500  $ 24,877,900  $(1,960,700) $  (182,100) $ 2,228,700
--------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(17,868,500) $(18,007,000) $(9,675,500) $(4,554,500) $(2,816,500)
--------------------------------------------------------------------------------------------

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

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-7.

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

The Partnership commenced the Offering of Units on November 10, 1983 and began operations on December 5, 1983, after achieving the required minimum subscription level. On October 15, 1984, the Offering was terminated upon the sale of 84,886 Units. From May 1984 to May 1986, the Partnership made seven real property investments and purchased 50% interests in four joint ventures, which were each formed with an Affiliated partnership for the purpose of acquiring a 100% interest in certain real property. In addition, in January 1987 the Partnership formed a joint venture with an Affiliated partnership (the "Joint Venture"), in which they are each 50% partners. The Joint Venture was formed for the purpose of entering into a limited partnership agreement with an unaffiliated third party to which the Joint Venture contributed 75% of the total purchase price of a property in order to obtain a preferred majority interest in the limited partnership. All of the Partnership's joint ventures were operated under the common control of First Capital Financial Corporation (the "General Partner").

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1991 the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. During the years ended December 31, 1998 and 1997, the Partnership sold its remaining seven real property investments.

OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31,
1997
Net income increased by $3,053,700 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily due to the 1998 gains recognized on the sales of Ellis Building ("Ellis"), Holiday Office Park North and South ("Holiday") and Marketplace at Rivergate Shopping Center ("Rivergate") exceeding the 1997 gains recorded on the sales of Foxhall Square Office Building ("Foxhall"), Lakewood Square Shopping Center ("Lakewood") and Banana River Shopping Center ("Banana River"). The increase was also due to an increase in interest earned on the Partnership's short-term investments, which was due to an increase in cash available for investment in 1998. The increase was partially offset by diminished operating results, which was due to the sales of Partnership properties during 1998 and 1997.

Rental revenues decreased by $3,729,100 or 78.9% for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily due to the effects of property sales in 1998 and 1997.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996
Net income increased by $841,700 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to the net gain recorded on the 1997 sales of four Partnership properties (the "Sold Properties"). Partially offsetting the increase was the absence of operating results from the Sold Properties during a portion of 1997.

Net income, exclusive of Sold Properties increased by $197,800 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to improved operating results at Ellis, Rivergate and the Partnership's equity investment in Holiday. Also contributing to the increase was a decrease in general and administrative expenses, which was primarily due to a decrease in accounting expenses and salaries.

The following comparative discussion excludes the results of the Sold
Properties.

Rental revenues increased by $121,900 or 5.5% for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to an increase in rental income at Ellis, which was the result of an increase in the average occupancy and the rates charged to new and renewing tenants. Also contributing to the increase was an increase in tenant expense reimbursements at Ellis.

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

Property operating expenses increased by $9,400 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to an increase in management fees at Ellis, which was due to the increase in revenues.

The Partnership's equity share of net income from Holiday increased by $40,300 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily the result of increased tenant expense reimbursements. Partially offsetting the increase was an increase in depreciation and amortization expense, which was the result of an increase in improvements, made to the property together with an increase in lease expense.

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenants' lease clauses protected the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for the following: 1) annual rent increases based on the Consumer Price Index or graduated rental increases, 2) percentage rentals at shopping centers, under which the Partnership receives as additional rent, a percentage of a tenant's sales over predetermined amounts, and 3) total or partial tenant reimbursement of property

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

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

Cash Flow (as defined in the Partnership Agreement) for the year ended December 31, 1998 was $1,477,900, a decrease of $2,369,800 when compared to the year ended December 31, 1997. The decrease was primarily due to the absence of 1998 operating results from Foxhall, Lakewood, and Banana River due to their sales in 1997. In addition, the decrease is also due to the partial absence of 1998 results from Ellis, Rivergate and Holiday resulting from their sales in 1998. Partially offsetting the decrease was increased interest income, as previously discussed.

The increase in the Partnership's cash position of $4,634,000 for the year ended December 31, 1998 was primarily due to the receipt of proceeds from the sales of Ellis and Holiday exceeding the special distribution of Foxhall Sale Proceeds. Liquid assets (including cash and cash equivalents) of the Partnership as of December 31, 1998 were comprised of amounts held for working capital purposes and undistributed Sale Proceeds.

The decrease of $2,044,300 in net cash provided by operating activities for the year ended December 31, 1998 when compared to the year ended December 31, 1997 was primarily due to the absence of 1998 results from Foxhall, Lakewood and Banana River due to their 1997 sales and the partial absence of 1998 results of Ellis, Holiday and Rivergate, resulting from their 1998 sales, as previously discussed. Partially offsetting the decrease was the increase in interest income, as previously discussed.

Net cash provided by investing activities decreased by $3,331,400 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily due to the proceeds received from the 1997 sales of four Partnership properties exceeding the proceeds from the 1998 sales of three Partnership properties, which included the sale of Holiday.

On September 22, 1998, the Partnership's investment in joint venture completed the sale of Holiday. The Partnership's share of Sale Proceeds from this transaction amounted to $6,526,900, which was net of closing expenses. On February 28, 1999, in connection with this sale, the Partnership distributed $6,499,700 or $76.57 per Unit to Limited Partners of record as of September 22, 1998.

On August 21, 1998, a joint venture in which the Partnership owned a 50% interest completed the sale of Ellis. Sale Proceeds from this transaction amounted to $6,673,800, which was net of closing expenses. On February 28, 1999, in connection with this sale, the Partnership distributed $6,672,900 or $78.61 per Unit to Limited Partners of record as of August 21, 1998.

On March 4, 1998, the Partnership completed the sale of Rivergate. Sale Proceeds from this transaction amounted to $7,823,200, which was net of closing expenses. On August 31, 1998, in connection with this sale, the Partnership distributed $7,824,800 or $92.18 per Unit to Limited Partners of record as of March 4, 1998.

The decrease of $138,500 in net cash used for financing activities for the year ended December 31, 1998 when compared to the year ended December 31, 1997 was primarily due to lower quarterly distributions resulting from reduced Cash Flow (as defined in the Partnership Agreement). The decrease was partially offset by an increase in 1998 special distributions of Sales Proceeds over the comparable 1997 amount.

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

The Partnership has engaged Affiliated and unaffiliated entities to perform all of its critical functions that utilize software that may have time-sensitive applications. All of these service providers are providing these services for their own organizations as well as for their clients. The General Partner, on behalf of the Partnership, has been in close communication with each of these service providers regarding steps that they are taking to assure that there will be no serious interruption of the operations of the Partnership resulting from Year 2000 problems. Based on the results of these inquiries, as well as a review of the disclosures by these service providers, the General Partner believes that the Partnership will be able to continue normal business operations and will incur no material costs related to Year 2000 issues.

The Partnership has not formulated a contingency plan. However, the General Partner believes that based on the status of the Partnership's real estate portfolio and its limited number of transactions, aside from catastrophic failure of banks, governmental agencies, etc., it could carry out substantially all of its critical operations on a manual basis or easily convert to systems that are Year 2000 compliant.

As described in Note 5 of Notes to Financial Statements, the Partnership is awaiting resolution of an environmental matter at Lakewood. The General Partner is continuing to monitor the documentation delivered by the purchaser of Lakewood

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership has no financial instruments for which there are significant risks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

regarding the purchaser's activities to remedy the hazardous substances at Lakewood. There can be no assurance as to the actual timeframe for the remediation or that it will be completed without cost to the Partnership.

Distributions to Limited Partners for the quarter ended December 31, 1998 were declared in the amount of $169,800 or $2.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. Distributions of Cash Flow (as defined in the Partnership Agreement) to Limited Partners for the year ended December 31, 1998, amounted to $1,273,300 or $15.00 per Unit. To fund these distributions, the Partnership utilized Cash Flow (as defined by the Partnership Agreement) generated during 1998.

As disclosed above, the Partnership consummated the sale of its last remaining property in September 1998. The General Partner has begun the process of winding up the affairs of the Partnership. This process will include the resolution of all post closing property sale matters. In addition, the environmental matter at Lakewood will be closely monitored. While these matters are pending, the Partnership will remain in existence. Following the February 28, 1999 distributions, distributions will be suspended. When the environmental matter is satisfactorily remediated and the other post closing matters are resolved, the Partnership will pay a liquidating distribution of the remaining assets held by the Partnership, less amounts reserved for administrative expenses and any amounts deemed necessary for contingencies and other post closing matters.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                   PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------
(a) & (e)  DIRECTORS
          ----------

  The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March 31, 1999, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1999.


       Name                                                Office
       ----                                                ------

  Douglas Crocker II..................................     Director
  Sheli Z. Rosenberg..................................     Director


  Douglas Crocker II, 58, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Wellsford Real Properties, Inc. and Ventas Inc. and was a member of the Board of Directors of Horizon Group, Inc. from July 1996 to June 1998. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 31, 1997.

  Sheli Z. Rosenberg, 57, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of Equity Group Investments, LLC ("EGI") since November 1994; has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., Capital Trust Inc., CVS Corporation, Illinova Corporation, Illinois Power Co., Jacor Communications, Inc., and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties Trust and Equity Office Properties Trust. Ms. Rosenberg was a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates from 1980 to September 1997. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

--------  --------------------------------------------------

(b) & (e)  EXECUTIVE OFFICERS
           ------------------

  The Partnership does not have any executive officers. The executive officers of the General Partner as of March 31, 1999 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.


       Name                                                Office
       ----                                                ------


  Douglas Crocker II......................President and Chief Executive Officer
  Donald J. Liebentritt...................Vice President
  Norman M. Field.........................Vice President - Finance andTreasurer

  PRESIDENT AND CEO - See Table of Directors above.

  Donald J. Liebentritt, 48, has been Vice President of the General Partner since July 1997 and is Chief Operating Officer and General Counsel of EGI, Vice President and Assistant Secretary of Great American and Principal and Chairman of the Board of Rosenberg & Liebentritt, P.C.

  Norman M. Field, 50, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President of Great American from July 1983 until March 1995 and from July 1997 to the present. Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995.


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

ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------

(a, b, c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1998. However, Affiliates of the General Partner do compensate the directors and officers.

For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e)  None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a) As of March 1, 1999, no person owned of record or was known by the Partner-ship to own beneficially more than 5% of the Partnership's 84,886 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1999, the executive officers and directors of the General Partner, as a group, did not own any Units.

(c) None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

 (a) Affiliates of the General Partner, provided leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed 6% of the gross receipts from the property being managed where the General Partner or Affiliates provide leasing, re-leasing, and/or leasing related services, or 3% of gross receipts where the General Partner or Affiliates do not perform leasing, re-leasing and/or leasing related services. For the year ended December 31, 1998, these Affiliates were entitled to supervisory and property management and leasing fees of $34,600. In addition, other Affiliates of the General Partner were entitled to compensation and reimbursements of $41,600 from the Partnership for insurance, personnel, and other miscellaneous services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. As of December 31, 1998, total fees and reimbursements of $2,000 were due to Affiliates.

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

--------  ----------------------------------------------

    Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 1998, the General Partner was paid a Partnership Management Fee of $141,500, and was allocated Net Profits of $214,800, which included $73,300 from the sale of Partnership properties.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Donald J. Liebentritt, Vice President of the General Partner is a Principal and the Chairman of the Board of Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could have been obtained from unaffiliated persons. Total legal fees, which Rosenberg was entitled to, for the year ended December 31, 1998 was $51,700.


(c) No management person is indebted to the Partnership.


(d) None.



                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a, c & d) (1, 2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)   Reports on Form 8-K:

A report filed on Form 8-K reporting the sale of Holiday filed on October 6, 1998.

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2


                         BY:  FIRST CAPITAL FINANCIAL CORPORATION
                              GENERAL PARTNER


Dated:    March 26, 1999   By:  /s/      DOUGLAS CROCKER II
          --------------        ---      ------------------
                                         DOUGLAS CROCKER II
                                    President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/     DOUGLAS CROCKER II    March 26, 1999  President, Chief Executive Officer and
-----  ---------------------  --------------  Director of the General Partner
        DOUGLAS CROCKER II

/s/    SHELI Z. ROSENBERG     March 26, 1999  Director of the General Partner
-----  ---------------------  --------------
       SHELI Z. ROSENBERG

/s/    DONALD J. LIEBENTRITT  March 26, 1999  Vice President
-----  ---------------------  --------------
       DONALD J. LIEBENTRITT

/s/    NORMAN M. FIELD        March 26, 1999  Vice President - Finance and Treasurer
-----  ---------------------  --------------
       NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                                                  Pages
                                                                                      ----------------------------

Report of Independent Auditors                                                                     A-2

Balance Sheets as of December 31, 1998 and 1997                                                    A-3

Statements of Partners' Capital for the Years Ended
 December 31, 1998, 1997 and 1996                                                                  A-3


Statements of Income and Expenses for the Years Ended
 December 31, 1998, 1997 and 1996                                                                  A-4


Statements of Cash Flows for the Years Ended December
 31, 1998, 1997 and 1996                                                                           A-4


Notes to Financial Statements                                                                   A-5 to A-7

SCHEDULES FILED AS PART OF THIS REPORT

All schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-31 of the Partnership's definitive Prospectus dated October 19, 1983; Registration Statement No. 2-86361, filed pursuant to Rule 424 (b), is incorporated herein by reference.

EXHIBIT (10)  Material Contracts
------------

Real Estate Sale Agreement and Closing Documents for the sale of Marketplace at Rivergate Shopping Center filed as an exhibit to the Partnership's Report on form 8-K filed on March 18, 1998 is incorporated herein by reference.

Real Estate Sale Agreement and Closing Documents for the sale of Ellis Building filed as an exhibit to the Partnership's Report on form 8-K filed on September 8, 1998 is incorporated herein by reference.

Real Estate Sale Agreement and Closing Documents for the sale of Holiday Office Park North and South filed as an exhibit to the Partnership's Report on form 8-K filed on October 6, 1998 is incorporated herein by reference.

Real Estate Sale Agreement and Closing Documents for the sale of Lakewood Square Shopping Center filed as an exhibit to the Partnership's Report on form 8-K filed on June 2, 1997 is incorporated herein by reference.

Real Estate Sale Agreement and Closing Documents for the sale of Banana River Square Shopping Center filed as an exhibit to the Partnership's Report on form 8-K filed on August 6, 1997 is incorporated herein by reference.

Real Estate Sale Agreement and Closing Documents for the sale of Foxhall Square Office Building filed as an exhibit to the Partnership's Report on form 8-K filed on November 24, 1997 is incorporated herein by reference.

EXHIBIT (13)  Annual Report to Security Holders
------------

The 1997 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27)  Financial Data Schedule
------------

                        REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Institutional Real Estate, Ltd. - 2
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd. - 2 as of December 31, 1998 and 1997, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd. - 2 at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                              Ernst & Young LLP

Chicago, Illinois
February 26, 1999

BALANCE SHEETS
December 31, 1998 and 1997
(All dollars rounded to nearest 00s)

                                                    1998        1997
-------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $           $ 3,848,300
 Buildings and improvements                                   11,067,100
-------------------------------------------------------------------------
                                                              14,915,400
 Accumulated depreciation and amortization                    (4,804,100)
-------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                               10,111,300
Cash and cash equivalents                         19,078,600  14,444,600
Restricted cash                                                   50,000
Rents receivable                                      27,800      67,300
Investment in joint venture                                    5,311,400
Other assets                                          10,200      35,100
-------------------------------------------------------------------------
                                                 $19,116,600 $30,019,700
-------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses           $   115,500 $   220,100
 State income taxes payable                           75,300
 Due to Affiliates                                     2,000      52,100
 Security deposits                                                49,500
 Distributions payable                            13,361,200   8,768,000
 Other liabilities                                     3,100      56,900
-------------------------------------------------------------------------
                                                  13,557,100   9,146,600
-------------------------------------------------------------------------
Partners' capital:
 General Partner                                      73,300          --
 Limited Partners (84,886 Units issued and
  outstanding)                                     5,486,200  20,873,100
-------------------------------------------------------------------------
                                                   5,559,500  20,873,100
-------------------------------------------------------------------------
                                                 $19,116,600 $30,019,700
-------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s)

                                          General     Limited
                                          Partner     Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1996                                    $(131,300) $ 48,846,800  $ 48,715,500
Net income for the year ended December
 31, 1996                                  424,400     2,778,800     3,203,200
Distributions for the year ended
 December 31, 1996                        (424,400)   (8,828,100)   (9,252,500)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1996                                 (131,300)   42,797,500    42,666,200
Net income for the year ended December
 31, 1997                                  381,300     3,663,600     4,044,900
Distributions for the year ended
 December 31, 1997                        (250,000)  (25,588,000)  (25,838,000)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1997            --    20,873,100    20,873,100
Net income for the year ended December
 31, 1998                                  214,800     6,883,800     7,098,600
Distributions for the year ended
 December 31, 1998                        (141,500)  (22,270,700)  (22,412,200)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1998     $  73,300  $  5,486,200  $  5,559,500
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s except per Unit amounts)

                                                 1998       1997       1996
------------------------------------------------------------------------------
Income:
 Rental                                       $  995,500 $4,724,600 $6,342,500
 Interest                                        860,900    663,200    661,200
 Net gain on sales of property                 4,621,500  1,461,300
------------------------------------------------------------------------------
                                               6,477,900  6,849,100  7,003,700
------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                   199,700    968,200  1,262,400
 Property operating:
  Affiliates                                      34,300    244,300    390,000
  Nonaffiliates                                  200,400    793,600    912,200
 Real estate taxes                                48,800    415,700    520,600
 Insurance--Affiliate                              7,600     47,600     77,500
 Repairs and maintenance                         161,900    514,500    702,900
 General and administrative:
  Affiliates                                      39,000     37,100     55,300
  Nonaffiliates                                  168,400    205,800    231,300
------------------------------------------------------------------------------
                                                 860,100  3,226,800  4,152,200
------------------------------------------------------------------------------
Net income before income from participation    5,617,800  3,622,300  2,851,500
in joint venture and state income tax expense
Income from participation in joint venture:
 Operations                                      295,200    428,400    403,100
 Gain on sale of property                      1,439,100
------------------------------------------------------------------------------
Income before state income tax expense         7,352,100  4,050,700  3,254,600
State income tax expense                         253,500      5,800     51,400
------------------------------------------------------------------------------
Net income                                    $7,098,600 $4,044,900 $3,203,200
------------------------------------------------------------------------------
Net income allocated to General Partner       $  214,800 $  381,300 $  424,400
------------------------------------------------------------------------------
Net income allocated to Limited Partners      $6,883,800 $3,663,600 $2,778,800
------------------------------------------------------------------------------
Net income allocated to Limited Partners per
 Unit (84,886 Units outstanding)              $    81.09 $    43.16 $    32.74
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s)

                                           1998          1997         1996
-------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                             $  7,098,600  $  4,044,900  $ 3,203,200
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization             199,700       968,200    1,262,400
  Net gain on sales of property          (4,621,500)   (1,461,300)
  (Income) from participation in joint
   venture                               (1,652,000)     (423,600)    (383,300)
  Changes in assets and liabilities:
   Decrease in rents receivable              39,500        32,500       70,000
   Decrease (increase) in other assets       24,900        24,000      (46,100)
   (Decrease) in accounts payable and
    accrued expenses                       (104,600)     (102,800)    (168,100)
   Increase in state income tax
    payable                                  75,300
   (Decrease) increase in due to
    Affiliates                              (50,100)      (24,100)       1,300
   (Decrease) increase in other
    liabilities                             (53,800)      (57,500)       2,200
-------------------------------------------------------------------------------
    Net cash provided by operating
     activities                             956,000     3,000,300    3,941,600
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Net proceeds from sales of property     14,537,200    23,383,400
 Payments for capital and tenant
  improvements                               (4,100)     (521,600)    (839,700)
 Decrease (increase) in investments in
  debt securities                                       1,051,100   (1,051,100)
 Decrease (increase) in restricted
  cash                                       50,000                    (25,000)
 Net distributions received from
  (contributions to) joint venture        6,963,400       965,000      (44,900)
-------------------------------------------------------------------------------
    Net cash provided by (used for)
     investing activities                21,546,500    24,877,900   (1,960,700)
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners         (17,819,000)  (17,918,900)  (9,676,900)
 (Decrease) increase in security
  deposits                                  (49,500)      (88,100)       1,400
-------------------------------------------------------------------------------
    Net cash (used for) financing
     activities                         (17,868,500)  (18,007,000)  (9,675,500)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                         4,634,000     9,871,200   (7,694,600)
Cash and cash equivalents at the
 beginning of the year                   14,444,600     4,573,400   12,268,000
-------------------------------------------------------------------------------
Cash and cash equivalents at the end
 of the year                           $ 19,078,600  $ 14,444,600  $ 4,573,400
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 1998

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

The Partnership has disposed of its real estate properties. Upon resolution of the environmental matter disclosed in Note 5 and other post closing matters related to the sales of the Partnership's properties, the Partnership will make a liquidating distribution and dissolve.

In 1998, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which was effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments and major customers in their annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports in the second year of application. The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing matters relating to properties sold by the Partnership. The adoption of Statement 131 did not affect the results of operations or financial position.

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

Investment in joint venture, represented the recording of the Partnership's interest, under the equity method of accounting, in a joint venture with an Affiliated partnership. The joint venture acquired a preferred majority interest in a limited partnership with the sellers of the Lansing, Michigan property ("Holiday"). Under the equity method of accounting, the Partnership recorded its initial investment at cost and adjusts its investment account for its share of Holiday's income or loss and its distributions of cash flow (as defined in the limited partnership agreement). During 1998, Holiday was sold and the remaining assets and liabilities of the limited partnership were distributed to the Partnership. In December 1998, the limited partnership was dissolved.

The Partnership is not liable for Federal income taxes as the Partners recognize their proportionate share of the Partnership's income or loss on their income tax returns; therefore, no provision for Federal income taxes is made in the financial statements of the Partnership. It is not practicable for the Partnership to determine the aggregate tax bases of the Limited Partners; therefore, the disclosure of the difference between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

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

Certain reclassifications have been made to the previously reported 1997 and 1996 statements in order to provide comparability with the 1998 statements. These reclassifications have no effect on net income or Partners' capital.

The Partnership's financial statements include financial instruments, including receivables, trade liabilities and investment in joint venture. The Partnership considers the disclosure of the fair value of its investment in joint venture to be impracticable due to the illiquid nature of its investment. The fair value of financial instruments, including cash, cash equivalents and restricted cash, was not materially different from their carrying values at December 31, 1998 and 1997.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the year ended December 31, 1998, the General Partner was paid a Partnership Management Fee of $141,500 and was allocated Net Profits of $214,800, which includes $73,300 from the sales of Partnership properties. For the year ended December 31, 1997, the General Partner was paid a Partnership Management Fee of $250,000 and was allocated Net Profits of $381,300, which includes $131,300 from the sales of Partnership properties. For the year ended December 31, 1996, the General Partner was paid a Partnership Management Fee and allocated Net Profits of $424,400.

Fees and reimbursements paid and payable by the Partnership to Affiliates for the years ended December 31, were as follows:

                                 1998              1997             1996
                           ----------------  ---------------- ----------------
                             Paid   Payable    Paid   Payable   Paid   Payable
------------------------------------------------------------------------------
Property management and
 leasing fees              $ 41,000 $(3,300) $230,300 $ 3,100 $333,400 $31,000
Reimbursement of property
 insurance premiums           7,700    None    47,600    None   77,500    None
Real estate commissions
 (a)                           None    None      None  40,300     None  40,300
Legal                        59,200    None   104,100   7,500   55,000     600
Reimbursement of
 expenses, at cost
 --Accounting                17,100   3,300    21,300     900   38,700   3,500
 --Investor communication    12,700   2,000    12,000     300   18,600     800
 --Other                       None    None     2,300    None    8,100    None
------------------------------------------------------------------------------
                           $137,700 $ 2,000  $417,600 $52,100 $531,300 $76,200
------------------------------------------------------------------------------

The variance between the amounts listed in this table and the Statement of Income and Expense is due to capitalized legal costs.

(a) As of December 31, 1997, the Partnership owed $40,300 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, no Affiliate of the General Partner may receive payment of a real estate commission upon the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment. During the year ended December 31, 1998, following the sale of the Partnership's last property, it was determined that the requirement would not be fulfilled and, accordingly, the liability was written off and reported as a gain on the sale of property.

3. INCOME TAX:

The Partnership utilizes the accrual method of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of prepaid rents as taxable income and the Partnership's provisions for value impairment. For the year ended December 31, 1998, net income for tax reporting purposes was $3,485,200.

4. PROPERTY SALES:

On September 22, 1998, the joint venture in which the Partnership owns a 50% interest, treated under the equity method, consummated the sale of its property, Holiday Office Park North and South, located in Lansing, Michigan for a sale price of $13,500,000. The Partnership's share of proceeds from this transaction was $6,526,900, which was net of closing expenses. The Partnership reported a net gain of $1,439,100 for the year ended December 31, 1998 in connection with this sale and distributed $6,499,700 or $76.57 per Unit on February 28, 1999 to Limited Partners of record as of September 22, 1998. For tax reporting purposes, the Partnership reported a (loss) of $(367,300) for the year ended December 31, 1998 in connection with this sale.

On August 21, 1998, a joint venture in which the Partnership owns a 50% interest, consummated the sale of the Ellis Building, located in Sarasota, Florida, for a sale price of $13,875,000. The Partnership's share of proceeds from this transaction was $6,673,800, which was net of closing expenses. The Partnership reported a net of gain of $2,942,000 for the year ended December 31, 1998 in connection with this sale and distributed $6,672,900 or $78.61 per Unit on February 28, 1999 to Limited Partners of record as of August 21, 1998. For tax reporting purposes, the Partnership reported a gain of $1,525,100 for the year ended December 31, 1998 in connection with this sale.

On March 4, 1998, the Partnership sold Marketplace at Rivergate Shopping Center, located in Nashville, Tennessee, for a sale price of $8,128,000. Proceeds from this transaction were $7,823,100, which was net of closing expenses. The Partnership reported a gain for financial reporting purposes of $1,639,300 for the year ended December 31, 1998 from this sale and distributed $7,824,800 or $92.18 per Unit on August 31, 1998 to Limited Partners of record as of March 4, 1998. For tax reporting purposes, the Partnership reported a gain of $1,013,500 for the year ended December 31, 1998 in connection with this sale.

On November 10, 1997, a joint venture in which the Partnership owned a 50% interest, consummated the sale of Foxhall Square Office Building, located in Washington D.C., for a sale price of $17,125,000. The Partnership's share of proceeds from this transaction was $8,283,100, which was net of closing expenses. The Partnership reported a gain for financial reporting purposes of $1,079,000 for the year ended December 31, 1997 in connection with this sale and distributed $8,249,200 or $97.18 per Unit on February 28, 1998 to Limited Partners of record as of November 10, 1997. For tax reporting purposes, the Partnership reported a gain of $2,316,600 for the year ended December 31, 1997 in connection with this sale.

On July 24, 1997, the Partnership sold Banana River Square Shopping Center, located in Cocoa Beach, Florida, for a sale price of $5,185,000. Proceeds from this transaction were $4,948,400, which was net of closing expenses. The Partnership reported a gain for financial reporting purposes of $269,400 for the year ended December 31, 1997 from this sale and distributed $4,935,300 or $58.14 per Unit on November 30, 1997 to Limited Partners of record as of July 24, 1997. For tax reporting purposes, the Partnership reported a gain of $2,377,800 for the year ended December 31, 1997 in connection with this sale.

On June 27, 1997, a joint venture in which the Partnership owned a 50% interest, consummated the sale of 12621 Featherwood Office Building, located in Houston, Texas, for a sale price of $3,146,700. The Partnership's share of proceeds from this transaction was $1,491,900, which was net of closing expenses. The Partnership reported a net loss of $53,700 for the year ended December 31, 1997 in connection with this sale and distributed $1,495,700 or $17.62 per Unit on November 30, 1997 to Limited Partners of record as of June 27, 1997. For tax reporting purposes, the Partnership reported a (loss) of $(848,000) for the year ended December 31, 1997 in connection with this sale.

On May 16, 1997, a joint venture in which the Partnership owned a 50% interest, consummated the sale of Lakewood Square Shopping Center ("Lakewood"), located in Lakewood California, for a sale price of $17,750,000. The Partnership's share of proceeds from this transaction was $8,660,000, which was net of closing expenses. The Partnership reported a net gain of $166,600 for the year ended December 31, 1997 in connection with this sale and distributed $8,658,400 or $102.00 per Unit on August 31, 1997 to Limited Partners of record as of May 16, 1997. For tax reporting purposes, the Partnership reported a gain of $3,238,700 for the year ended December 31, 1997 in connection with this sale.

5. ENVIRONMENTAL MATTER:

In 1996, the General Partner became aware of the existence of hazardous substances in the soil and groundwater of Lakewood. In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the General Partner is unaware of any claims or other matters referred to above against the Partnership. In November 1998, the purchaser submitted its corrective action plan (the "Plan") for the site to the California Regional Water Quality Control Board ("Water Board"). The Plan provides for the recommended method of cleanup and the obtaining of regulatory approval upon completion. In December 1998, the Water Board authorized the purchaser to proceed with its Plan subject to the Water Board's satisfactory review of purchaser's pilot study (which will test the effectiveness of the Plan's proposed remedial method). The timing of the completion of the remediation process is contingent upon, among other things,
(i) the purchaser's completion of and (ii) the Water Board's approval of the pilot study. Accordingly, there can be no assurance as to the timing of the completion of the remediation process. The General Partner continues to monitor the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances at Lakewood.

6. STATE INCOME TAX EXPENSE:

State income tax expense is comprised substantially of taxes based on taxable income imposed by the District of Columbia and the states of Michigan and Florida.