Form 10-Q
period 1999-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 1999-05-13
CIK 727087

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the period ended                           March 31, 1999
                                   ---------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                      to
                                   --------------------    ---------------------

Commission File Number                               0-12945
                                   ---------------------------------------------


               First Capital Institutional Real Estate, Ltd. - 2
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                              59-2313852
----------------------------------                        ----------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois          60606-2607
--------------------------------------------------------       -----------------
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

Part 1. Financial Information
Item 1. Financial Statements

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                            March 31,
                              1999     December 31,
                           (Unaudited)     1998
---------------------------------------------------
ASSETS
Cash and cash equivalents  $5,475,100  $19,078,600
Investments in debt
 securities                   250,900
Rents receivable               27,800       27,800
Other assets                   14,300       10,200
---------------------------------------------------
                           $5,768,100  $19,116,600
---------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and
  accrued expenses         $   38,400  $   115,500
 State income taxes
  payable                                   75,300
 Due to Affiliates              2,000        2,000
 Distributions payable                  13,361,200
 Other liabilities              3,100        3,100
---------------------------------------------------
                               43,500   13,557,100
---------------------------------------------------
Partners' capital:
 General Partner               75,000       73,300
 Limited Partners (84,886
  Units issued and
  outstanding)              5,649,600    5,486,200
---------------------------------------------------
                            5,724,600    5,559,500
---------------------------------------------------
                           $5,768,100  $19,116,600
---------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1999 (Unaudited) and the year ended December 31, 1998
(All dollars rounded to nearest 00s)

                                         General     Limited
                                         Partner     Partners       Total
------------------------------------------------------------------------------
Partners' capital, January 1, 1998      $      --  $ 20,873,100  $ 20,873,100
Net income for the year ended December
 31, 1998                                 214,800     6,883,800     7,098,600
Distributions for the year ended
 December 31, 1998                       (141,500)  (22,270,700)  (22,412,200)
------------------------------------------------------------------------------
Partners' capital, December 31, 1998       73,300     5,486,200     5,559,500
Net income for the quarter ended
 March 31, 1999                             1,700       163,400       165,100
------------------------------------------------------------------------------
Partners' capital, March 31, 1999       $  75,000  $  5,649,600  $  5,724,600
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                        1999       1998
--------------------------------------------------------------------------
Income:
 Rental                                               $         $  518,100
 Interest                                              165,300     217,300
 Gain on sale of property                                        1,644,900
--------------------------------------------------------------------------
                                                       165,300   2,380,300
--------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                     100,200
 Property operating:
  Affiliates                                               200      30,700
  Nonaffiliates                                          5,800      98,100
 Real estate taxes                                      (1,300)     23,600
 Insurance--Affiliate                                                4,600
 Repairs and maintenance                                  (300)     42,500
 General and administrative:
  Affiliates                                             8,800      10,200
  Nonaffiliates                                        (13,000)     53,400
--------------------------------------------------------------------------
                                                           200     363,300
--------------------------------------------------------------------------
Net income before income from participation in joint
 venture                                               165,100   2,017,000
Income from participation in joint venture                         110,000
--------------------------------------------------------------------------
Net income                                            $165,100  $2,127,000
--------------------------------------------------------------------------
Net income allocated to General Partner               $  1,700  $   80,900
--------------------------------------------------------------------------
Net income allocated to Limited Partners              $163,400  $2,046,100
--------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (84,886 Units outstanding)                           $   1.92  $    24.10
--------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1999         1998
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   165,100  $ 2,127,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Gain on sale of property                                           (1,644,900)
  Depreciation and amortization                                         100,200
  (Income) from participation in joint venture                         (110,000)
  Changes in assets and liabilities:
   (Increase) in rents receivable                                        (7,500)
   (Increase) decrease in other assets                      (4,100)       7,800
   (Decrease) in accounts payable and accrued expenses     (77,100)     (66,300)
   Increase in due to Affiliates                                         16,500
   (Decrease) in state income tax payable                  (75,300)
   (Decrease) in other liabilities                                      (54,300)
--------------------------------------------------------------------------------
    Net cash provided by operating activities                8,600      368,500
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                              (800)
 (Increase) in investments in debt securities             (250,900)
 Proceeds from sale of property                                       7,828,800
 Distributions received from joint venture                              315,500
--------------------------------------------------------------------------------
    Net cash (used for) provided by investing
     activities                                           (250,900)   8,143,500
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                        (13,361,200)  (8,768,000)
 (Decrease) in security deposits                                        (26,500)
--------------------------------------------------------------------------------
    Net cash (used for) financing activities           (13,361,200)  (8,794,500)
--------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents            (13,603,500)    (282,500)
Cash and cash equivalents at the beginning of the
 period                                                 19,078,600   14,444,600
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $ 5,475,100  $14,162,100
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1999
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the year ending December 31, 1999.

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in certain real property and until its sale in August 1998 was operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

Investment in joint venture represents the recording of the Partnership's interest, under the equity method of accounting, in a joint venture with an Affiliated partnership. The joint venture acquired a preferred majority interest in a limited partnership with the seller of the Lansing, Michigan property ("Holiday"). Under the equity method of accounting, the Partnership recorded its initial interest at cost and adjusted its investment account for its share of Holiday's income or loss and its distributions of cash flow (as defined in the limited partnership agreement). During 1998, Holiday was sold and the limited partnership was dissolved.

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing matters related to the properties sold by the Partnership.

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss is recognized in accordance with GAAP.

Cash equivalents are considered all highly liquid investments with maturities of three months or less when purchased.

Investments in debt securities are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair value. All of these securities had maturities of less than one year when purchased.

Reference is made to the Partnership's Annual Report for the year ended December 31, 1998 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. For the three months ended March 31, 1999 and 1998 the General Partner was paid a Partnership Management Fee of $0 and $51,900, respectively.

Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the three months ended March 31, 1999 the General Partner was allocated $1,700 of Net Profits. For the three months ended March 31, 1998, the General Partner was allocated Net Profits of $80,900, which included $29,000 from the sale of a Partnership property.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1999 were as follows:

                                      Paid   Payable
----------------------------------------------------
Professional services                $   600
Legal                                  1,800
Reimbursement of expenses, at cost:
 --Accounting                          4,900 $1,100
 --Investor communications             5,000    900
----------------------------------------------------
                                     $12,300 $2,000
----------------------------------------------------

3.ENVIRONMENTAL MATTER:

In 1996, the General Partner became aware of the existence of hazardous substances in the soil and groundwater of Lakewood Square Shopping Center ("Lakewood"). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the General Partner is unaware of any claims or other matters referred to above against the Partnership. In November 1998, the purchaser submitted its corrective action plan (the "Plan") for the site to the California Regional Water Quality Control Board ("Water Board"). The Plan provides for the recommended method of cleanup and the obtaining of regulatory approval upon completion. In December 1998, the Water Board authorized the purchaser to proceed with its Plan subject to the Water Board's satisfactory review of purchaser's pilot study (which will test the effectiveness of the Plan's proposed remedial method). Purchaser reported on May 5, 1999, that it has completed the study. The timing of the completion of the remediation process is contingent upon, among other things, the Water Board's approval of the pilot study. Accordingly, there can be no assurance as to the timing of the completion of the remediation process. The General Partner continues to monitor the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances at Lakewood.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1998 for a discussion of the Partnership's business.

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

The Partnership has substantially completed the disposition phase of its life cycle. During 1998, the Partnership sold its remaining real property investments. The Partnership is currently working toward resolution of post closing property sale matters.

OPERATIONS
Net income decreased by $1,961,900 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The decrease was primarily due to the gain recorded in 1998 on the sale of Marketplace at Rivergate Shopping Center ("Rivergate"). The decrease was also due to the absence in 1999 of results from properties sold during 1998 and a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the average cash available for investment.

LIQUIDITY AND CAPITAL RESOURCES
The decrease in the Partnership's cash position of $13,603,500 for the three months ended March 31, 1999 was primarily the result of the Partnership's distributions of cash to Partners and investments in debt securities exceeding cash provided by operating activities. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of March 31, 1999 were comprised of amounts held for the Lakewood environmental matter (as hereafter discussed) and Partnership liquidation expenses.

The decrease of $359,900 in net cash provided by operating activities for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998 was primarily the result of the absence of operating results from properties sold during 1998, exclusive of depreciation and amortization, as previously discussed.

Net cash provided by (used for) investing activities changed from $8,143,500 for the three months ended March 31, 1998 to $(250,900) the three months ended March 31, 1999. The change was primarily due to the 1998 receipt of proceeds from the sale of Marketplace at Rivergate. In addition, during the three months ended March 31, 1998, the Partnership received $315,500 of distributions from Holiday.

The Partnership has no financial instruments for which there are significant market risks. Due to the timing of the maturities and liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risk.

The increase of $4,566,700 in net cash used for financing activities for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998 was due primarily to the cumulative amount of the February 28, 1999 special distributions of Ellis and Holiday Sales Proceeds exceeding the 1998 special distribution of Foxhall Sale Proceeds on February 28, 1998. The increase was partially offset by a decrease in the amount of quarterly distributions of Cash Flow (as defined in the Partnership Agreement) to Partners.

On February 28, 1999, in connection with the sale of Holiday Office Park North and South, the Partnership distributed $6,499,700 or $76.57 per Unit to Limited Partners of record as of September 22, 1998.

On February 28, 1999, in connection with the sale of Ellis Building, the Partnership distributed $6,672,900 or $78.61 per Unit to Limited Partners of record as of August 21, 1998.

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

As described in Note 3 of Notes to Financial Statements, the Partnership is awaiting resolution of an environmental matter at Lakewood. The General Partner is continuing to monitor the documentation delivered by the purchaser of Lakewood regarding the purchaser's activities to remedy the hazardous substances at Lakewood. There can be no assurance as to the actual timeframe for the remediation or that it will be completed without cost to the Partnership.

The Partnership consummated the sale of its last remaining property in September 1998. The General Partner has begun the process of winding up the affairs of the Partnership. This process will include the resolution of all post closing property sale matters. In addition, the environmental matter at Lakewood will be closely monitored. While these matters are pending, the Partnership will remain in existence. When the environmental matter is satisfactorily remediated and the other post closing matters are resolved, the Partnership will pay a liquidating distribution of the remaining assets held by the Partnership, less amounts reserved for administrative expenses and any amounts deemed necessary for contingencies and other post closing matters. In line with reduced cash flow following the sale of its remaining properties, distributions to Partners have been suspended until such time as a final liquidating distribution may be made.

                           Part II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:
------------------------------------------

        (a)   Exhibits: None

        (b)   Reports on Form 8-K

        There were no reports on Form 8-K filed during the three months ended March 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2

                                 By:   FIRST CAPITAL FINANCIAL CORPORATION
                                       GENERAL PARTNER

Date:  May 13, 1999              By:   /s/ DOUGLAS CROCKER II
       ------------                    ----------------------------------------
                                           DOUGLAS CROCKER II
                                       President and Chief Executive Officer

Date:  May 13, 1999              By:   /s/ NORMAN M. FIELD
       ------------                    ----------------------------------------
                                           NORMAN M. FIELD
                                       Vice President - Finance and Treasurer