Form 10-Q
period 1999-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 1999-08-13
CIK 727087

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                    June 30, 1999
                          ------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                      to
                                    --------------------------------------------
    Commission File Number                            0-12945
                                    --------------------------------------------


               First Capital Institutional Real Estate, Ltd. - 2
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Florida                                                59-2313852
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 700, Chicago, Illinois           60606-2607
----------------------------------------------------------   -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [_]

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated October 19, 1983, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                            June 30,
                              1999     December 31,
                           (Unaudited)     1998
---------------------------------------------------
ASSETS
Cash and cash equivalents  $4,783,900  $19,078,600
Investments in debt
 securities                   951,100
Rents receivable               27,800       27,800
Other assets                   16,200       10,200
---------------------------------------------------
                           $5,779,000  $19,116,600
---------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and
  accrued expenses         $   41,700  $   115,500
 State income taxes
  payable                                   75,300
 Due to Affiliates              3,700        2,000
 Distributions payable                  13,361,200
 Other liabilities                           3,100
---------------------------------------------------
                               45,400   13,557,100
---------------------------------------------------
Partners' capital:
 General Partner               75,000       73,300
 Limited Partners (84,886
  Units issued and
  outstanding)              5,658,600    5,486,200
---------------------------------------------------
                            5,733,600    5,559,500
---------------------------------------------------
                           $5,779,000  $19,116,600
---------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1999 (Unaudited) and the year ended December 31, 1998
(All dollars rounded to nearest 00s)

                                         General     Limited
                                         Partner     Partners       Total
------------------------------------------------------------------------------
Partners' capital, January 1, 1998      $      --  $ 20,873,100  $ 20,873,100
Net income for the year ended December
 31, 1998                                 214,800     6,883,800     7,098,600
Distributions for the year ended
 December 31, 1998                       (141,500)  (22,270,700)  (22,412,200)
------------------------------------------------------------------------------
Partners' capital, December 31, 1998       73,300     5,486,200     5,559,500
Net income for the six months ended
 June 30, 1999                              1,700       172,400       174,100
------------------------------------------------------------------------------
Partners' capital, June 30, 1999        $  75,000  $  5,658,600  $  5,733,600
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                               1999     1998
------------------------------------------------------------------------------
Income:
 Rental                                                       $       $341,100
 Interest                                                      67,400  191,000
------------------------------------------------------------------------------
                                                               67,400  532,100
------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                          59,800
 Property operating:
  Affiliates                                                            15,800
  Nonaffiliates                                                 6,000   39,900
 Real estate taxes                                                      23,600
 Insurance--Affiliate                                                    1,400
 Repairs and maintenance                                                39,400
 General and administrative:
  Affiliates                                                    7,000    7,500
  Nonaffiliates                                                44,800   45,400
Additional expenses of sale                                              5,600
------------------------------------------------------------------------------
                                                               57,800  238,400
------------------------------------------------------------------------------
Income before income from participation in joint venture and
 state income tax expense                                       9,600  293,700
 Income from participation in joint venture                             60,900
------------------------------------------------------------------------------
 Income before state income tax expense                         9,600  354,600
 State income tax expense                                         600  171,200
------------------------------------------------------------------------------
Net income                                                    $ 9,000 $183,400
------------------------------------------------------------------------------
Net income allocated to General Partner                       $     0 $ 51,900
------------------------------------------------------------------------------
Net income allocated to Limited Partners                      $ 9,000 $131,500
------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (84,886
 Units outstanding)                                           $  0.11 $   1.55
------------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                            1999       1998
------------------------------------------------------------------------------
Income:
 Rental                                                   $         $  859,200
 Interest                                                  232,700     408,300
 Gain on sale of Property                                            1,639,300
------------------------------------------------------------------------------
                                                           232,700   2,906,800
------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                         160,000
 Property operating:
  Affiliates                                                   200      46,500
  Nonaffiliates                                             11,800     138,000
 Real estate taxes                                          (1,300)     47,200
 Insurance--Affiliate                                                    6,000
 Repairs and maintenance                                      (300)     81,900
 General and administrative:
  Affiliates                                                15,800      17,700
  Nonaffiliates                                             31,800      98,800
------------------------------------------------------------------------------
                                                            58,000     596,100
------------------------------------------------------------------------------
Income before income from participation in joint venture
 and state income tax expense                              174,700   2,310,700
 Income from participation in joint venture                            170,900
------------------------------------------------------------------------------
 Income before state income tax expense                    174,700   2,481,600
 State income tax expense                                      600     171,200
------------------------------------------------------------------------------
Net income                                                $174,100  $2,310,400
------------------------------------------------------------------------------
Net income allocated to General Partner                   $  1,700  $  132,800
------------------------------------------------------------------------------
Net income allocated to Limited Partners                  $172,400  $2,177,600
------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (84,886 Units outstanding)                               $   2.03  $    25.65
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s)

                                                           1999         1998
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $    174,100  $ 2,310,400
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                          160,000
  (Income) from participation in joint venture                          (170,900)
  (Gain) on sale of Property                                          (1,639,300)
  Changes in assets and liabilities:
  (Increase) in rents receivable                                         (38,300)
  (Increase) decrease in other assets                        (6,000)       6,100
  (Decrease) increase in accounts payable and accrued
   expenses                                                 (73,800)       5,600
  Increase (decrease) in due to Affiliates                    1,700      (12,000)
  (Decrease) in state income taxes payable                  (75,300)
  (Decrease) in other liabilities                            (3,100)     (54,300)
---------------------------------------------------------------------------------
   Net cash provided by operating activities                 17,600      567,300
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                             (3,000)
 (Increase) in investments in debt securities              (951,100)  (1,504,300)
 Proceeds from sale of Property                                        7,823,200
 Distributions received from joint venture                               464,500
---------------------------------------------------------------------------------
   Net cash (used for) provided by investing
    activities                                             (951,100)   6,780,400
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                         (13,361,200)  (9,286,800)
 (Decrease) in security deposits                                         (29,100)
---------------------------------------------------------------------------------
   Net cash (used for) financing activities             (13,361,200)  (9,315,900)
---------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents             (14,294,700)  (1,968,200)
Cash and cash equivalents at the beginning of the
 period                                                  19,078,600   14,444,600
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $  4,783,900  $12,476,400
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1999

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

ACCOUNTING POLICIES:
The Partnership has disposed of its real estate properties. Upon resolution of the environmental matter disclosed in Note 3 and other post-closing matters related to the sales of the Partnership's properties, the Partnership will make a liquidating distribution and dissolve.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1999 are not necessarily indicative of the operating results for the year ending December 31, 1999.

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in the Ellis Building and until its sale in August 1998 was operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

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

Investments in debt securities are comprised of obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had maturities of less than one year when purchased.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. For the quarter and six months ended June 30, 1999 the General Partner was not paid a Partnership Management Fee. For the quarter and six months ended June 30, 1998, the General Partner was paid a Partnership Management Fee of $51,900 and $103,800, respectively.

Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and six months ended June 30, 1999, the General Partner was allocated Net Profits, of $0 and $1,700, respectively. For the quarter and six months ended June 30, 1998, the General Partner was allocated Net Profits of $51,900 and $103,800, respectively. In addition, for the six months ended June 30, 1998, the General Partner was allocated Net Profits of $29,000 from the sale of a Partnership property.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1999 were as follows:

                                          Paid
                                     ---------------
                                               Six
                                     Quarter Months  Payable
------------------------------------------------------------
Professional services                   None $   600   None
Legal                                $   500   2,300   None
Reimbursement of expenses, at cost:
 --Accounting                          1,700   6,600 $1,900
 --Investor communications             2,900   7,900  1,800
------------------------------------------------------------
                                     $ 5,100 $17,400 $3,700
------------------------------------------------------------

3. ENVIRONMENTAL MATTER:

In December 1996, the Managing General Partner became aware of the existence of hazardous substances in the groundwater under Lakewood Square Shopping Center ("Lakewood"). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the Managing General Partner is unaware of any claims or other matters referred to above against the Partnership. In November 1998, the purchaser submitted its corrective action plan (the "Plan") for the site to the California Regional Water Quality Control Board ("Water Board"). The Plan provides for the recommended method of clean up and the obtaining of regulatory approval upon completion. In December 1998, the Water Board authorized the purchaser to proceed with its Plan subject to the Water Board's satisfactory review of purchaser's pilot study (which tested the effectiveness of the Plan's proposed remedial method). Purchaser reported in May 1999 that it had completed the study. Purchaser is awaiting final approval from the Water Board to begin implementation of the Plan. The timing of the completion of the remediation process is contingent upon, among other things, the Water Board's issuance of this approval. Accordingly, there can be no assurance as to the timing of the completion of the remediation process. The Managing General Partner is continuing to monitor the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances.

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

OPERATIONS
Net income decreased by $174,400 for the quarter ended June 30, 1999 when compared to the quarter ended June 30, 1998. The decrease was primarily due to the absence of results in 1999 from the three properties sold by the Partnership during 1998. The decrease was also due to a decrease in interest earned on the Partnership's short-term investments due to a decrease in the average cash available for investment.

Net income decreased by $2,136,300 for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998. The decrease was primarily due to the gain recorded in 1998 on the sale of Marketplace at Rivergate Shopping Center ("Rivergate"). The decrease was also due to the absence in 1999 of results from properties sold during 1998 together with a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the average cash available for investment.

LIQUIDITY AND CAPITAL RESOURCES
The decrease in the Partnership's cash position of $14,294,700 for the six months ended June 30, 1999 was primarily the result of the Partnership's distributions of cash to Partners and investments in debt securities exceeding cash provided by operating activities. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of June 30, 1999 were comprised of amounts held for the Lakewood environmental matter (as hereafter discussed) and Partnership liquidation expenses.

The decrease of $549,700 in net cash provided by operating activities for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998 was primarily the result of the absence of operating results from properties sold during 1998, exclusive of depreciation and amortization, as previously discussed.

Net cash provided by (used for) investing activities changed from $6,780,400 for the six months ended June 30, 1998 to $(951,100) the six months ended June 30, 1999. The change was primarily due to the 1998 receipt of proceeds from the sale of Marketplace at Rivergate. In addition, during the six months ended June 30, 1998, the Partnership received $464,500 of distributions from Holiday Office Park North and South ("Holiday"). Partially offsetting this change was a reduced amount of investments in debt securities. Investments in debt securities are a result of the continued extension of the maturities of certain of the Partnership's investments in an effort to maximize the return on these assets as they are held for working capital purposes. These investments are of investment-grade and mature less than one year from their date of purchase.

The Partnership has no financial instruments for which there are significant market risks. Due to the timing of the maturities and liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risk.

The increase of $4,045,300 in net cash used for financing activities for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998 was due primarily to the cumulative amount of the February 28, 1999 special distributions of the Ellis Building and Holiday Sales Proceeds exceeding the special distribution of Foxhall Sale Proceeds on February 28, 1998. The increase was partially offset by a decrease in the amount of quarterly distributions of Cash Flow (as defined in the Partnership Agreement) to Partners.

On February 28, 1999, in connection with the sale of Holiday, the Partnership distributed $6,499,700 or $76.57 per Unit to Limited Partners of record as of September 22, 1998.

On February 28, 1999, in connection with the sale of the Ellis Building, the Partnership distributed $6,672,900 or $78.61 per Unit to Limited Partners of record as of August 21, 1998.

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

The Partnership has not formulated a written contingency plan. However, the General Partner believes that based on the status of the Partnership's real estate portfolio and its limited number of transactions, aside from catastrophic failure of banks, governmental agencies, etc., it could carry out substantially all of its critical operations on a manual basis or easily convert to systems that are Year 2000 compliant.

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

                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a) Exhibits: None

     (b) Reports on Form 8-K:

         There were no reports on Form 8-K filed during the three months ended June 30, 1999.

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

Date:  August 13, 1999       By:  /s/  DOUGLAS CROCKER II
       ---------------            --------------------------------------
                                       DOUGLAS CROCKER II
                                  President and Chief Executive Officer

Date:  August 13, 1999       By:  /s/  NORMAN M. FIELD
       ---------------            --------------------------------------
                                       NORMAN M. FIELD
                                  Vice President - Finance and Treasurer