Form 10-Q
period 1999-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 1999-11-12
CIK 727087

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the period ended    September 30, 1999
                              --------------------------------------
                                   OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to _______

        Commission File Number               0-12945
                              --------------------------------------

               First Capital Institutional Real Estate, Ltd. - 2
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Florida                                              59-2313852
-------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 700, Chicago, Illinois          60606-2607
-------------------------------------------------------          ----------
       (Address of principal executive offices)                  (Zip Code)

                                 (312) 207-0020
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                           September 30,
                                               1999      December 31,
                                            (Unaudited)      1998
---------------------------------------------------------------------
ASSETS
Cash and cash equivalents                    5,806,400    19,078,600
Rents receivable                                27,800        27,800
Other assets                                    16,200        10,200
---------------------------------------------------------------------
                                            $5,850,400   $19,116,600
---------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses      $   54,300   $   115,500
 State income taxes payable                                   75,300
 Due to Affiliates                               3,000         2,000
 Distributions payable                                    13,361,200
 Other liabilities                                             3,100
---------------------------------------------------------------------
                                                57,300    13,557,100
---------------------------------------------------------------------
Partners' capital:
 General Partner                                75,600        73,300
 Limited Partners (84,886 Units issued and
  outstanding)                               5,717,500     5,486,200
---------------------------------------------------------------------
                                             5,793,100     5,559,500
---------------------------------------------------------------------
                                            $5,850,400   $19,116,600
---------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1999 (Unaudited) and the year ended December 31, 1998
(All dollars rounded to nearest 00s)

                                         General     Limited
                                         Partner     Partners       Total
------------------------------------------------------------------------------
Partners' capital, January 1, 1998      $      --  $ 20,873,100  $ 20,873,100
Net income for the year ended December
 31, 1998                                 214,800     6,883,800     7,098,600
Distributions for the year ended
 December 31, 1998                       (141,500)  (22,270,700)  (22,412,200)
------------------------------------------------------------------------------
Partners' capital, December 31, 1998       73,300     5,486,200     5,559,500
Net income for the nine months ended
 September 30, 1999                         2,300       231,300       233,600
------------------------------------------------------------------------------
Partners' capital, September 30, 1999   $  75,600  $  5,717,500  $  5,793,100
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                            1999      1998
-----------------------------------------------------------------------------
Income:
 Rental                                                    $21,100 $  153,500
 Interest                                                   73,600    205,500
 Gain on sale of property                                           2,947,100
-----------------------------------------------------------------------------
                                                            94,700  3,306,100
-----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                         39,700
 Property operating:
 Affiliates                                                            17,200
 Nonaffiliates                                                         45,200
 Real estate taxes                                                      8,200
 Insurance--Affiliate                                                   1,700
 Repairs and maintenance                                               60,000
 General and administrative:
 Affiliates                                                  8,600      9,000
 Nonaffiliates                                              26,600     27,000
-----------------------------------------------------------------------------
                                                            35,200    208,000
-----------------------------------------------------------------------------
Income before income from participation in joint venture    59,500  3,098,100
Income from participation in joint venture:
 Operations                                                           114,000
 Gain on sale of property                                           1,439,000
-----------------------------------------------------------------------------
Net income                                                 $59,500 $4,651,100
-----------------------------------------------------------------------------
Net income allocated to General Partner                    $   600 $   62,700
-----------------------------------------------------------------------------
Net income allocated to Limited Partners                   $58,900 $4,588,400
-----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (84,886
 Units outstanding)                                        $  0.69 $    54.05
-----------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                            1999       1998
------------------------------------------------------------------------------
Income:
 Rental                                                   $ 21,100  $1,012,700
 Interest                                                  306,300     613,800
 Gain on sales of property                                           4,586,400
------------------------------------------------------------------------------
                                                           327,400   6,212,900
------------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                         199,700
 Property operating:
 Affiliates                                                    200      63,700
 Nonaffiliates                                              11,800     183,200
 Real estate taxes                                          (1,300)     55,400
 Insurance--Affiliate                                                    7,700
 Repairs and maintenance                                      (300)    141,900
 General and administrative:
 Affiliates                                                 24,400      26,700
 Nonaffiliates                                              58,400     125,800
------------------------------------------------------------------------------
                                                            93,200     804,100
------------------------------------------------------------------------------
Income before income from participation in joint venture
 and state income tax expense                              234,200   5,408,800
Income from participation in joint venture:
 Operations                                                            284,900
 Gain on sale of property                                            1,439,000
------------------------------------------------------------------------------
Income before state income tax expense                     234,200   7,132,700
State income tax expense                                       600     171,200
------------------------------------------------------------------------------
Net income                                                $233,600  $6,961,500
------------------------------------------------------------------------------
Net income allocated to General Partner                   $  2,300  $  195,500
------------------------------------------------------------------------------
Net income allocated to Limited Partners                  $231,300  $6,766,000
------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (84,886 Units outstanding)                               $   2.72  $    79.71
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1999          1998
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                         $    233,600  $  6,961,500
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                                         199,700
 (Income) from participation in joint venture                       (1,723,900)
 (Gain) on sales of property                                        (4,586,400)
 Changes in assets and liabilities:
  (Increase) in rents receivable                                       (98,800)
  (Increase) decrease in other assets                     (6,000)        8,500
  (Decrease) in accounts payable and accrued
   expenses                                              (61,200)      (12,000)
  (Decrease) in state income tax payable                 (75,300)
  Increase (decrease) in due to Affiliates                 1,000        (7,200)
  (Decrease) in other liabilities                         (3,100)      (53,400)
-------------------------------------------------------------------------------
   Net cash provided by operating activities              89,000       688,000
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                           (4,100)
 (Increase) in investments in debt securities, net                  (1,500,000)
 Proceeds from sales of property                                    14,502,100
 Distributions received from joint venture                           7,090,500
-------------------------------------------------------------------------------
   Net cash provided by investing activities                  --    20,088,500
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                      (13,361,200)  (17,630,300)
 (Decrease) in security deposits                                       (49,500)
-------------------------------------------------------------------------------
   Net cash (used for) financing activities          (13,361,200)  (17,679,800)
-------------------------------------------------------------------------------
Net (decrease) increase in cash and cash
 equivalents                                         (13,272,200)    3,096,700
Cash and cash equivalents at the beginning of the
 period                                               19,078,600    14,444,600
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period  $  5,806,400  $ 17,541,300
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1999
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the operating results for the year ending December 31, 1999.

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

Investment in joint venture, represented the recording of the Partnership's interest, under the equity method of accounting, in a joint venture with an Affiliated partnership. The joint venture acquired a preferred majority interest in a limited partnership with the sellers of the Lansing Michigan property ("Holiday"). Under the equity method of accounting, the Partnership recorded its initial investment at cost and adjusts its investment account for its share of Holiday's income or loss and its distributions of cash flow (as defined in the limited partnership agreement). During 1998, Holiday was sold and the remaining assets and liabilities of the limited partnership were distributed to the Partnership. In December 1998, the limited partnership was dissolved.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. For the quarter and nine months ended September 30, 1999 the General Partner was not paid a Partnership Management Fee. For the quarter and nine months ended September 30, 1998, the General Partner was paid a Partnership Management Fee of $18,800 and $122,600, respectively.

Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and nine months ended September 30, 1999, the General Partner was allocated Net Profits, of $600 and $2,300, respectively. For the quarter and nine months ended September 30, 1998, the General Partner was allocated Net Profits of $62,700 and $195,500, respectively, which included Net Profits of $43,900 and $72,900, respectively, from the sales of Partnership property.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1999 were as follows:

                                            Paid
                                     -------------------
                                     Quarter Nine Months Payable
----------------------------------------------------------------
Asset management services            $   100   $   700     None
Legal                                    700     3,000     None
Reimbursement of expenses, at cost:
 --Accounting                          3,500    10,100   $2,000
 --Investor communications             5,000    12,900    1,000
----------------------------------------------------------------
                                     $ 9,300   $26,700   $3,000
----------------------------------------------------------------

3. ENVIRONMENTAL MATTER:

In December 1996, the Managing General Partner became aware of the existence of hazardous substances in the groundwater under Lakewood Square Shopping Center ("Lakewood"). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the Managing General Partner is unaware of any claims relating to the above-described matter, or any other environmental matter, against the Partnership. In November 1998, the purchaser submitted its corrective action plan (the "Plan") for the site to the California Regional Water Quality Control Board ("Water Board"). The Plan provides for the recommended method of clean up and the obtaining of regulatory approval upon completion. In December 1998, the Water Board authorized the purchaser to proceed with the Plan subject to the Water Board's satisfactory review of purchaser's pilot study (the "Pilot Study"). Purchaser reported in November 1999 that it has submitted the Pilot Study to the Water Board. Purchaser is awaiting final approval from the Water Board to begin implementation of the Plan. The timing of the completion of the remediation process is contingent upon, among other things, the Water Board's issuance of this approval. Accordingly, there can be no assurance as to the timing of the completion of the remediation process. The Managing General Partner is continuing to monitor the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances.

4. STATE INCOME TAX:

State income tax expense is comprised substantially of taxes based on the taxable income imposed by the District of Columbia and the state of Florida.

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

OPERATIONS
Net income decreased by $4,591,600 and $6,727,900 for the quarter and nine months ended September 30, 1999 when compared to the quarter and nine months ended September 30, 1998. The decreases were primarily due to the gains recorded in 1998 on the sales of three Partnership properties. The decreases were also due to the absence of operating results in 1999 from the three properties sold by the Partnership during 1998 and a decrease in interest earned on the Partnership's short-term investments resulting from a decrease in the average cash available for investment.

LIQUIDITY AND CAPITAL RESOURCES
The decrease in the Partnership's cash position of $13,272,200 for the nine months ended September 30, 1999 was primarily the result of the Partnership's distributions of cash to Partners exceeding cash provided by operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of September 30, 1999 were comprised of amounts reserved for the Lakewood environmental matter (as hereafter discussed) and Partnership liquidation expenses.

The decrease of $599,000 in net cash provided by operating activities for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998 was primarily the result of the absence of operating results from properties sold during 1998, exclusive of depreciation and amortization, and reduced interest income as previously discussed.

Net cash provided by investing activities decreased by $20,088,500 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. The decrease was primarily due to the 1998 receipt of proceeds from the sales of Partnership property.

The Partnership has no financial instruments for which there are significant market risks.

The decrease of $4,318,600 in net cash used for financing activities for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998 was due primarily to the cumulative amount of the February 28, 1998 and August 31, 1998 special distributions of the proceeds from the sales of Foxhall Square Office Building and Marketplace at Rivergate Shopping Center exceeding the cumulative amount of the February 28, 1999 special distributions of the Ellis Building and Holiday Office Park North and South Sales Proceeds.

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

While the Partnership has not formulated a written contingency plan, it has selected the Year 2000 compliant systems it intends to use beginning in the Year 2000. The General Partner believes that based on the status of the Partnership's real estate portfolio and its limited number of transactions, aside from catastrophic failure of banks, governmental agencies, etc., it will be able to carry out substantially all of its critical operations.

As described in Note 3 of Notes to Financial Statements, the Partnership is awaiting resolution of an environmental matter at Lakewood. The General Partner is continuing to monitor the documentation delivered by the purchaser of Lakewood regarding the purchaser's activities to remedy the hazardous substances at Lakewood. There can be no assurance as to the actual timeframe for the completion of the remediation or that it will be completed without cost to the Partnership.

The Partnership consummated the sale of its last remaining property in September 1998. The General Partner is in the process of winding up the affairs of the Partnership. This process will include the resolution of all post closing property sale matters. In addition, the environmental matter at Lakewood will be closely monitored. While these matters are pending, the Partnership will remain in existence. When the environmental matter is satisfactorily remediated and the other post closing matters are resolved, the Partnership will pay a liquidating distribution of the remaining assets held by the Partnership, less amounts reserved for administrative expenses and any amounts deemed necessary for contingencies and other post closing matters. In line with reduced cash flow following the sale of its remaining properties, distributions to Partners have been suspended until such time as a final liquidating distribution is made.

                           PART II OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

      (a)   Exhibits: None

      (b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the three months ended September 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2

                             By:     FIRST CAPITAL FINANCIAL CORPORATION
                                     GENERAL PARTNER

Date:  November 10, 1999     By:     /s/     DOUGLAS CROCKER II
       -----------------             -------------------------------------
                                             DOUGLAS CROCKER II
                                     President and Chief Executive Officer

Date:  November 10, 1999     By:     /s/     NORMAN M. FIELD
       -----------------             -------------------------------------
                                             NORMAN M. FIELD
                                     Vice President - Finance and Treasurer