Form 10-K405
period 1999-12-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 2000-03-29
CIK 727087

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                ----------------

                                   FORM 10-K

                                ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from        to

  Commission File Number 0-12945

                First Capital Institutional Real Estate, Ltd.-2
             (Exact name of registrant as specified in its charter)

                Florida                                59-2313852
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

       Two North Riverside Plaza,
               Suite 700,
           Chicago, Illinois                           60606-2607
    (Address of principal executive                    (Zip Code)
                offices)

       Registrant's telephone number, including area code: (312) 207-0020

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership
                                     Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated October 19, 1983, included in the Registrant's Registration Statement on Form S-11 (Registration No. 2-86361), is incorporated herein by reference in Part IV of this report.

Exhibit Index--Page A-1


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

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

The business of the Partnership was to invest primarily in existing, improved, income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of income-producing real estate. From May 1984 to May 1986, the Partnership made seven real property investments and purchased 50% interests in four joint ventures, which were each formed with an Affiliated partnership for the purpose of acquiring a 100% interest in certain real property. In addition, in January 1987 the Partnership formed a joint venture with an Affiliated partnership (the "Joint Venture"), in which they were each 50% partners. The Joint Venture was formed for the purpose of entering into a limited partnership agreement with an unaffiliated third party to which the Joint Venture contributed 75% of the total purchase price of a property in order to obtain a preferred majority interest in the limited partnership. All of the Partnership's joint ventures were operated under the common control of First Capital Financial Corporation (the "General Partner"). During the year ended 1998, the Partnership sold all of its remaining real property investments. The Partnership is currently addressing post sale matters, including monitoring the remediation of an environmental matter at one of the properties sold during 1997. Upon the successful remediation of the environmental matter and the resolution of other post closing matters, the Partnership will make a liquidating distribution and dissolve.

ITEM 2. PROPERTIES

During the year ended December 31, 1998, the Partnership sold its remaining property investments.

ITEM 3. LEGAL PROCEEDINGS

(a & b) The Partnership was not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1999. Ordinary routine legal matters incidental to the business which were not deemed material, were pursued during the quarter ended December 31, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a,b,c & d) None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for units.

As of March 1, 2000, there were 12,283 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          ----------------------------------------------------------
                             1999       1998        1997        1996        1995
------------------------------------------------------------------------------------
Total revenues            $  405,400 $ 6,477,900 $ 6,849,100 $ 7,003,700 $ 7,054,400
Net income                $  291,800 $ 7,098,600 $ 4,044,900 $ 3,203,200 $ 1,797,300
Net income allocated to
 Limited Partners         $  288,900 $ 6,883,800 $ 3,663,600 $ 2,778,800 $ 1,326,300
Net income allocated to
 Limited Partners per
 Unit (84,886 Units
 outstanding)             $     3.40 $     81.09 $     43.16 $     32.74 $     15.62
Total assets              $5,996,300 $19,116,600 $30,019,700 $44,166,200 $50,803,100
Distributions to Limited
 Partners per Unit
 (84,886 Units
 outstanding) (a)               None $    262.36 $    301.44 $    104.00 $     51.00
Return of capital to
 Limited Partners per
 Unit (84,886 Units
 outstanding) (b)               None $    181.27 $    258.28 $     71.26 $     35.38
Other data:
Investment in:
 Commercial rental
  properties (net of
  accumulated
  depreciation and
  amortization)                 None        None $10,111,300 $32,480,000 $32,902,700
 Real estate joint
  venture                       None        None $ 5,311,400 $ 5,852,800 $ 5,424,600
Number of real property
 interests owned at
 December 31                    None        None           3           7           7
------------------------------------------------------------------------------------

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

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                         For the Years Ended December 31,
                          ------------------------------------------------------------------
                              1999          1998          1997         1996         1995
---------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $    291,800  $  1,477,900  $  3,847,700  $ 4,657,000  $ 4,742,800
Items of reconciliation:
 (Cash Flow) from joint
  venture                                   (453,100)     (719,500)    (574,700)    (490,900)
 Changes in current
  assets and
  liabilities:
  Decrease in current
   assets                        2,200        64,400        56,500       23,900       74,100
  (Decrease) increase in
   current liabilities         (50,900)     (133,200)     (184,400)    (164,600)     118,200
---------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $    243,100  $    956,000  $  3,000,300  $ 3,941,600  $ 4,444,200
---------------------------------------------------------------------------------------------
Net cash (used for)
 provided by investing
 activities               $ (2,943,000) $ 21,546,500  $ 24,877,900  $(1,960,700) $  (182,100)
---------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(13,361,200) $(17,868,500) $(18,007,000) $(9,675,500) $(4,554,500)
---------------------------------------------------------------------------------------------

a) Cash Flow is defined in the Partnership Agreement as Partnership revenues earned from operations (excluding tenant deposits and proceeds from the sale or disposition of any Partnership properties), minus all expenses incurred (including Operating Expenses and any reserves of revenues from operations deemed reasonably necessary by the General Partner), except depreciation and amortization expenses and capital expenditures, lease acquisition expenditures and the General Partner's Partnership Management Fee.

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-8.

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

The Partnership commenced the Offering of Units on November 10, 1983 and began operations on December 5, 1983, after achieving the required minimum subscription level. On October 15, 1984, the Offering was terminated upon the sale of 84,886 Units. From May 1984 to May 1986, the Partnership made seven real property investments and purchased 50% interests in four joint ventures, which were each formed with an Affiliated partnership for the purpose of acquiring a 100% interest in certain real property. In addition, in January 1987 the Partnership formed a joint venture with an Affiliated partnership (the "Joint Venture"), in which they were each 50% partners. The Joint Venture was formed for the purpose of entering into a partnership agreement with an unaffiliated third party to which the Joint Venture contributed 75% of the total purchase price of a property in order to obtain a preferred majority interest in the limited partnership. All of the Partnership's joint ventures were operated under the common control of First Capital Financial Corporation (the "General Partner").

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

Operations

Comparison of the year ended December 31, 1999 to the year ended December 31,
1998

Results of operations for the year ended December 31, 1999 were comprised of interest income and post property sale activities.

Net income decreased by $6,806,800 for the year ended December 31, 1999 when compared to the year ended December 31 ,1998. The decrease was primarily due to the gains recorded in 1998 on the sales of three Partnership properties. The decrease was also due to the absence of operating results in 1999 from the three properties sold by the Partnership during 1998. In addition, the decrease was due to a reduction in interest earned on the Partnership's short-term investments resulting from a decrease in the average cash available for investment.

Comparison of the year ended December 31, 1998 to the year ended December 31,
1997

Net income increased by $3,053,700 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily due to the 1998 gains recognized on the sales of Ellis Building ("Ellis"), Holiday Office Park North and South ("Holiday") and Marketplace at Rivergate Shopping Center ("Rivergate") exceeding the 1997 gains recorded on the sales of Foxhall Square Office Building ("Foxhall"), Lakewood Square Shopping Center ("Lakewood") and Banana River Shopping Center ("Banana River"). The increase was also due to an increase in interest earned on the Partnership's short-term investments, which was due to an increase in cash available for investment during 1998. The increase was partially offset by diminished operating results, which was due to the sales of Partnership properties during 1998 and 1997.

Rental revenues decreased by $3,729,100 or 78.9% for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily due to the effects of property sales in 1998 and 1997.

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenants' lease clauses protected the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provided for the following: 1) annual rent increases based on the Consumer Price Index or graduated rental increases, 2) percentage rentals at shopping centers, under which the Partnership receives as additional rent, a percentage of a tenant's sales over predetermined amounts, and 3) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

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

Cash Flow (as defined in the Partnership Agreement) for the year ended December 31, 1999 was $291,800, a decrease of $1,186,100 when compared to the year ended December 31, 1998. The decrease was primarily due to the absence of 1999 operating results from Ellis, Holiday and Rivergate due to their sales in 1998. In addition, the decrease is also due to the decrease in interest earned on the Partnership's short-term investments, as previously discussed.

The decrease in the Partnership's cash position of $16,061,100 for the year ended December 31, 1999 was primarily the result of the Partnership's distributions of cash to Partners exceeding cash provided by operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of December 31, 1999 were comprised of amounts reserved for the Lakewood environmental matter (as hereafter discussed) and Partnership liquidation expenses.

The decrease of $712,900 in net cash provided by operating activities for the year ended December 31, 1999 when compared to the year ended December 31, 1998 was primarily the result of the absence of operating results from properties sold during 1998, exclusive of depreciation and amortization, and reduced interest income, as previously discussed.

Net cash provided by (used for) investing activities changed from $21,546,500 for the year ended December 31, 1998 to $(2,943,000) the year ended December 31, 1999. The change was primarily due to the proceeds received from the 1998 sales of three Partnership properties, which included the sale of Holiday together with a 1999 increase in investments in debt securities.

Investments in debt securities are a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the Partnership's return on these investments, while they are held as working capital reserves. These investments are of investment grade and mature less than one year from their dates of purchase.

The Partnership has no financial instruments for which there are significant market risks. Due to the timing of the maturities and the liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that its has substantial market risk.

On February 28, 1999, in connection with the sale of Holiday, the Partnership distributed $6,499,700 or $76.57 per Unit to Limited Partners of record as of September 22, 1998.

On February 28, 1999, in connection with the sale Ellis, the Partnership distributed $6,672,900 or $78.61 per Unit to Limited Partners of record as of August 21, 1998.

The decrease of $4,507,300 in net cash used for financing activities for the year ended December 31, 1999 when compared to the year ended December 31, 1998 was primarily due to the special distributions of Sales Proceeds during 1998 exceeding the special distributions of Sales Proceeds during 1999.

In prior years, the Partnership discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Partnership completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Partnership experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Partnership incurred minimal expenses in connection with remediating its systems. The Partnership is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Partnership will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

During 1998, the Partnership consummated the sale of its last remaining property. The General Partner is in the process of winding up the affairs of the Partnership. This process will include the resolution of all post closing property sale matters. In addition, the environmental matter at Lakewood will be closely monitored. While these matters are pending, the Partnership will remain in existence. When the environmental matter is satisfactorily remediated and the other post closing matters are resolved, the Partnership will pay the Partners a liquidating distribution of the remaining assets held by the Partnership, less amounts reserved for administrative expenses and any amounts deemed necessary for contingencies and other post closing matters. In line with reduced cash flow following the sale of its remaining properties, distributions to Partners have been suspended until such time as a final liquidating distribution is made.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedules and Exhibits."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) & (e) DIRECTORS

The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March 31, 2000, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 2000.

         Name                                                            Office
         ----                                                           --------
       Douglas Crocker II.............................................. Director
       Sheli Z. Rosenberg.............................................. Director

Douglas Crocker II, 59, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Wellsford Real Properties, Inc. and Ventas Inc. and was a member of the Board of Directors of Horizon Group, Inc. from July 1996 to June 1998. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 31, 1997.

Sheli Z. Rosenberg, 58, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been vice chairman of Equity Group Investments, LLC ("EGI") since January 2000. From November 1994 until 1999 had been President and Chief Executive Officer of EGI. Ms. Rosenberg has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., Capital Trust Inc., CVS Corporation, Dynergy Inc., Danka Business Systems PLC and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties Trust and Equity Office Properties Trust. Ms. Rosenberg was a Principal of Rosenberg & Liebentritt, P.C. ("R&L") from 1980 until 1997. R&L served as counsel to the Partnership, the General Partner and certain of their Affiliates until its dissolution in 1999.

(b) & (e) EXECUTIVE OFFICERS

The Partnership does not have any executive officers. The executive officers of the General Partner as of March 31, 2000 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

         Name                                                  Office
         ----                                                  ------
                                                   President and Chief Executive
       Douglas Crocker II......................... Officer
       Donald J. Liebentritt...................... Vice President
                                                   Vice President--Finance and
       Norman M. Field............................ Treasurer

PRESIDENT AND CEO--See Table of Directors above.

Donald J. Liebentritt, 49, has been Vice President of the General Partner since July 1997 and is President of EGI, Vice President and Assistant Secretary of Great American and was Principal and Chairman of R&L.

Norman M. Field, 51, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President of Great American from July 1983 until March 1995 and from July 1997 to the present.

(d) FAMILY RELATIONSHIPS

There are no family relationships among any of the foregoing directors and officers.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11. EXECUTIVE COMPENSATION

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1999. However, Affiliates of the General Partner do compensate the directors and officers.

For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e) None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of March 1, 2000, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 84,886 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 2000, the executive officers and directors of the General Partner, as a group, did not own any Units.

(c) None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Affiliates of the General Partner were entitled to compensation and reimbursements of $25,400 from the Partnership for personnel and other miscellaneous services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. As of December 31, 1999, total fees and reimbursements of $3,200 were due to Affiliates.

  In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 1999, the General Partner was not paid a Partnership Management Fee, and was allocated Net Profits of $2,900.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), served as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Donald J. Liebentritt, Vice President of the General Partner was a Principal and the Chairman of the Board of Rosenberg. Compensation for these services were on terms which were fair, reasonable and no less favorable to the Partnership than reasonably could have been obtained from unaffiliated persons. Total legal fees, which Rosenberg was entitled to, for the year ended December 31, 1999 was $5,300.

(c) No management person is indebted to the Partnership.

(d) None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a,c & d) (1,2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST CAPITAL INSTITUTIONAL REAL
                                        ESTATE, LTD.-2

                                        BY: FIRST CAPITAL FINANCIAL CORPORATION
                                            GENERAL PARTNER

Dated: March 24, 2000                            /s/ DOUGLAS CROCKER II
                                        By: ____________________________________
                                                   DOUGLAS CROCKER II
                                              President and Chief Executive
                                                         Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        /s/ DOUGLAS CROCKER II           March 24, 2000    President, Chief Executive
______________________________________                      Officer and Director of
          DOUGLAS CROCKER II                                the General Partner

        /s/ SHELI Z. ROSENBERG           March 24, 2000    Director of the General
______________________________________                      Partner
          SHELI Z. ROSENBERG

      /s/ DONALD J. LIEBENTRITT          March 24, 2000    Vice President
______________________________________
        DONALD J. LIEBENTRITT

         /s/ NORMAN M. FIELD             March 24, 2000    Vice President--Finance
______________________________________                      and Treasurer
           NORMAN M. FIELD

INDEX OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                      Pages
------------------------------------------------------------------------------
Report of Independent Auditors                                         A-2
Balance Sheets as of December 31, 1999 and 1998                        A-3
Statements of Partners' Capital for the Years Ended December 31,
 1999, 1998 and 1997                                                   A-3
Statements of Income and Expenses for the Years Ended December 31,
 1999, 1998 and 1997                                                   A-4
Statements of Cash Flows for the Years Ended December 31, 1999,
 1998 and 1997                                                         A-4
Notes to Financial Statements                                       A-5 to A-8
------------------------------------------------------------------------------

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

EXHIBIT (13) Annual Report to Security Holders

The 1998 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27) Financial Data Schedule

REPORT OF INDEPENDENT AUDITORS

Partners
First Capital Institutional Real Estate, Ltd.-2
Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd.-2 as of December 31, 1999 and 1998, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd.-2 at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                        Ernst & Young LLP

Chicago, Illinois
February 15, 2000

BALANCE SHEETS
December 31, 1999 and 1998
(All dollars rounded to nearest 00s)

                                                           1999       1998
------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                               $3,017,500 $19,078,600
Investments in debt securities                           2,943,000
Rents receivable                                            27,800      27,800
Other assets                                                 8,000      10,200
------------------------------------------------------------------------------
                                                        $5,996,300 $19,116,600
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses                  $  140,500 $   115,500
 State income taxes payable                                             75,300
 Due to Affiliates                                           3,200       2,000
 Security deposits
 Distributions payable                                              13,361,200
 Other liabilities                                           1,300       3,100
------------------------------------------------------------------------------
                                                           145,000  13,557,100
------------------------------------------------------------------------------
Partners' capital:
 General Partner                                            76,200      73,300
 Limited Partners (84,886 Units issued and outstanding)  5,775,100   5,486,200
------------------------------------------------------------------------------
                                                         5,851,300   5,559,500
------------------------------------------------------------------------------
                                                        $5,996,300 $19,116,600
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1999, 1998 and 1997
(All dollars rounded to nearest 00s)

                                          General     Limited
                                          Partner     Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1997                                    $(131,300) $ 42,797,500  $ 42,666,200
Net income for the year ended December
 31, 1997                                  381,300     3,663,600     4,044,900
Distributions for the year ended
 December 31, 1997                        (250,000)  (25,588,000)  (25,838,000)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1997           --     20,873,100    20,873,100
Net income for the year ended December
 31, 1998                                  214,800     6,883,800     7,098,600
Distributions for the year ended
 December 31, 1998                        (141,500)  (22,270,700)  (22,412,200)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1998        73,300     5,486,200     5,559,500
Net income for the year ended December
 31, 1999                                    2,900       288,900       291,800
-------------------------------------------------------------------------------
Partners' capital, December 31, 1999     $  76,200  $  5,775,100  $  5,851,300
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1999, 1998 and 1997
(All dollars rounded to nearest 00s except per Unit amounts)

                                                1999       1998       1997
-----------------------------------------------------------------------------
Income:
 Rental                                       $ 21,100  $  995,500 $4,724,600
 Interest                                      384,300     860,900    663,200
 Net gain on sales of property                           4,621,500  1,461,300
-----------------------------------------------------------------------------
                                               405,400   6,477,900  6,849,100
-----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                             199,700    968,200
 Property operating:
  Affiliates                                       200      34,300    244,300
  Nonaffiliates                                  5,300     200,400    793,600
 Real estate taxes                              (1,300)     48,800    415,700
 Insurance--Affiliate                                        7,600     47,600
 Repairs and maintenance                         1,700     161,900    514,500
 General and administrative:
  Affiliates                                    30,700      39,000     37,100
  Nonaffiliates                                 76,400     168,400    205,800
-----------------------------------------------------------------------------
                                               113,000     860,100  3,226,800
-----------------------------------------------------------------------------
Net income before income from participation
 in joint venture and state income tax
 expense                                       292,400   5,617,800  3,622,300
Income from participation in joint venture:
 Operations                                                295,200    428,400
 Gain on sale of property                                1,439,100
-----------------------------------------------------------------------------
Income before state income tax expense         292,400   7,352,100  4,050,700
 State income tax expense                          600     253,500      5,800
-----------------------------------------------------------------------------
Net income                                    $291,800  $7,098,600 $4,044,900
-----------------------------------------------------------------------------
Net income allocated to General Partner       $  2,900  $  214,800 $  381,300
-----------------------------------------------------------------------------
Net income allocated to Limited Partners      $288,900  $6,883,800 $3,663,600
-----------------------------------------------------------------------------
Net income allocated to Limited Partners per
 Unit (84,886 Units outstanding)              $   3.40  $    81.09 $    43.16
-----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1999, 1998 and 1997
(All dollars rounded to nearest 00s)

                                           1999          1998          1997
--------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                             $    291,800  $  7,098,600  $  4,044,900
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization                           199,700       968,200
  Net gain on sales of property                        (4,621,500)   (1,461,300)
  (Income) from participation in
   joint venture                                       (1,652,000)     (423,600)
  Changes in assets and liabilities:
  Decrease in rents receivable                             39,500        32,500
  Decrease in other assets                    2,200        24,900        24,000
  Increase (decrease) in accounts
   payable and accrued expenses              25,000      (104,600)     (102,800)
  (Decrease) increase in state income
   tax payable                              (75,300)       75,300
  Increase (decrease) in due to
   Affiliates                                 1,200       (50,100)      (24,100)
  (Decrease) in other liabilities            (1,800)      (53,800)      (57,500)
--------------------------------------------------------------------------------
   Net cash provided by operating
    activities                              243,100       956,000     3,000,300
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Net proceeds from sales of property                   14,537,200    23,383,400
 Payments for capital and tenant
  improvements                                             (4,100)     (521,600)
 (Increase) decrease in investments
  in debt securities                     (2,943,000)                  1,051,100
 Decrease in restricted cash                               50,000
 Net distributions received from
  joint venture                                         6,963,400       965,000
--------------------------------------------------------------------------------
   Net cash (used for) provided by
    investing activities                 (2,943,000)   21,546,500    24,877,900
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners         (13,361,200)  (17,819,000)  (17,918,900)
 (Decrease) in security deposits                          (49,500)      (88,100)
--------------------------------------------------------------------------------
   Net cash (used for) financing
    activities                          (13,361,200)  (17,868,500)  (18,007,000)
--------------------------------------------------------------------------------
Net (decrease) increase in cash and
 cash equivalents                       (16,061,100)    4,634,000     9,871,200
Cash and cash equivalents at the
 beginning of the year                   19,078,600    14,444,600     4,573,400
--------------------------------------------------------------------------------
Cash and cash equivalents at the end
 of the year                           $  3,017,500  $ 19,078,600  $ 14,444,600
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 1999

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

In 1998, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing matters relating to properties sold by the Partnership. The adoption of Statement 131 did not affect the results of operations or financial position.

The Partnership Agreement provides that the Partnership will be dissolved on or before December 2014. The Limited Partners, by a majority vote, may dissolve the Partnership at any time.

Accounting policies:
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred.

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

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in certain real property and until its sale in August 1998, was operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the venture's revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

Investment in joint venture, represented the recording of the Partnership's interest, under the equity method of accounting, in a joint venture with an Affiliated partnership. The joint venture acquired a preferred majority interest in a limited partnership with the sellers of the Lansing, Michigan property ("Holiday"). Under the equity method of accounting, the Partnership recorded its initial investment at cost and adjusted its investment account for its share of Holiday's income or loss and its distributions of cash flow (as defined in the limited partnership agreement). During 1998, Holiday was sold and the remaining assets and liabilities of the limited partnership were distributed to the Partnership. In December 1998, the limited partnership was dissolved.

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

Investments in debt securities are comprised of obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had a maturity of less than one year when purchased.

Certain reclassifications have been made to the previously reported 1998 and 1997 statements in order to provide comparability with the 1999 statements. These reclassifications have no effect on net income or Partners' capital.

The Partnership's financial statements include financial instruments, including receivables and trade liabilities. The fair value of financial instruments, including cash and cash equivalents, was not materially different from their carrying values at December 31, 1999 and 1998.

2. Related party transactions:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the year ended December 31, 1999 the General Partner was not paid a Partnership Management Fee and was allocated Net Profits of $2,900. For the year ended December 31, 1998, the General Partner was paid a Partnership Management Fee of $141,500 and was allocated Net Profits of $214,800, which includes $73,300 from the sales of Partnership properties. For the year ended December 31, 1997, the General Partner was paid a Partnership Management Fee of $250,000 and was allocated Net Profits of $381,300, which includes $131,300 from the sales of Partnership properties.

Fees and reimbursements paid and payable by the Partnership to Affiliates for the years ended December 31, were as follows:

                                 1999             1998              1997
                            --------------- ----------------  ----------------
                             Paid   Payable   Paid   Payable    Paid   Payable
------------------------------------------------------------------------------
Property management and
 leasing fees               $   700 $ None  $ 41,000 $(3,300) $230,300 $ 3,100
Reimbursement of property
 insurance premiums            None   None     7,700    None    47,600    None
Real estate commissions
 (a)                           None   None      None    None      None  40,300
Legal                         5,300   None    59,200    None   104,100   7,500
Reimbursement of expenses,
 at cost
 --Accounting                11,800  2,000    17,100   3,300    21,300     900
 --Investor communication    15,000  1,200    12,700   2,000    12,000     300
 --Other                       None   None      None    None     2,300    None
------------------------------------------------------------------------------
                            $32,800 $3,200  $137,700 $ 2,000  $417,600 $52,100
------------------------------------------------------------------------------

The variance between the amounts listed in the table and the Statement of Income and Expense is due to capitalizable legal costs.
(a) As of December 31, 1997, the Partnership owed $40,300 to the General Partner for real estate commissions earned in connection with the sales of Partnership properties. These commissions have been accrued but not paid. In accordance with the Partnership Agreement, no Affiliate of the General Partner may receive payment of a real estate commission upon the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Financing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment. During the year ended December 31, 1998, following the sale of the Partnership's last property, it was determined that the requirement would not be fulfilled and, accordingly, the liability was written off and reported as a gain on the sale of property.

3.Income tax:

The Partnership utilizes the accrual method of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of prepaid rents as taxable income and differing tax cost basis in properties sold.

4.Property sales:

On September 22, 1998, the joint venture in which the Partnership owned a 50% interest, treated under the equity method, consummated the sale of its property, Holiday Office Park North and South, located in Lansing, Michigan for a sale price of $13,500,000. The Partnership's share of proceeds from this transaction was $6,526,900, which was net of closing expenses. The Partnership reported a net gain of $1,439,100 for the year ended December 31, 1998 in connection with this sale and distributed $6,499,700 or $76.57 per Unit on February 28, 1999 to Limited Partners of record as of September 22, 1998. For tax reporting purposes, the Partnership reported a (loss) of $(367,300) for the year ended December 31, 1998 in connection with this sale.

On August 21, 1998, a joint venture in which the Partnership owned a 50% interest, consummated the sale of the Ellis Building, located in Sarasota, Florida, for a sale price of $13,875,000. The Partnership's share of proceeds from this transaction was $6,673,800, which was net of closing expenses. The Partnership reported a net of gain of $2,942,000 for the year ended December 31, 1998 in connection with this sale and distributed $6,672,900 or $78.61 per Unit on February 28, 1999 to Limited Partners of record as of August 21, 1998. For tax reporting purposes, the Partnership reported a gain of $1,525,100 for the year ended December 31, 1998 in connection with this sale.

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

On May 16, 1997, a joint venture in which the Partnership owned a 50% interest, consummated the sale of Lakewood Square Shopping Center ("Lakewood"), located in Lakewood, California, for a sale price of $17,750,000. The Partnership's share of proceeds from this transaction was $8,660,000, which was net of closing expenses. The Partnership reported a net gain of $166,600 for the year ended December 31, 1997 in connection with this sale and distributed $8,658,400 or $102.00 per Unit on August 31,1997 to Limited Partners of record as May 16, 1997. For tax reporting purposes, the Partnership reported a gain of $3,238,700 for the year ended December 31, 1997 in connection with this sale.

5.Environmental matter:

In December 1996, the General Partner became aware of the existence of hazardous substances in the soil and groundwater under Lakewood. In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the General Partner is unaware of any claims or other matters referred to the above-described matter, or any other environmental matter against the Partnership. During 1998, the purchaser submitted its corrective action plan to the California Regional Water Quality Control Board ("Water Board"). The Water Board subsequently approved this plan subject to its review of purchaser's pilot study (the "Pilot Study"). The Plan provided for the recommended method of cleanup and the obtaining of regulatory approval upon completion. In February 2000, purchaser reported that the results of the Pilot Study indicated that the plan may not adequately address some of the contamination in the soil below Lakewood. In response, in February 2000, purchaser (presented an outline of its alternative plan (the "Alternative Plan") to the Water Board. Purchaser is awaiting final approval from the Water Board to begin implementation of the Alternative Plan. The timing of the completion of the remediation process is contingent upon, among other things the Water Board's issuance of this approval. Accordingly, there can be no assurance as to the timing of the completion of the remediation process. The General Partner continues to monitor the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances at Lakewood.

6.State income tax expense:

State income tax expense is comprised substantially of taxes based on taxable income imposed by the District of Columbia and the states of Michigan and Florida.