Form 10-Q
period 2000-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 2000-05-11
CIK 727087

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                ---------------

                                   FORM 10-Q

                                ---------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE PERIOD ENDED MARCH 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

                                 (312) 207-0020
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                            March 31,
                              2000     December 31,
                           (Unaudited)     1999
---------------------------------------------------
ASSETS
Cash and cash equivalents  $3,138,600   $3,017,500
Investments in debt
 securities                 2,844,900    2,943,000
Rents receivable               27,800       27,800
Other assets                    8,000        8,000
---------------------------------------------------
                           $6,019,300   $5,996,300
---------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and
  accrued expenses         $  114,300   $  140,500
 Due to Affiliates                200        3,200
 Other liabilities              1,300        1,300
---------------------------------------------------
                              115,800      145,000
---------------------------------------------------
Partners' capital:
 General Partner               76,700       76,200
 Limited Partners (84,886
  Units issued and
  outstanding)              5,826,800    5,775,100
---------------------------------------------------
                            5,903,500    5,851,300
---------------------------------------------------
                           $6,019,300   $5,996,300
---------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 2000 (Unaudited) and the year ended December 31, 1999

                                                 General  Limited
                                                 Partner  Partners    Total
------------------------------------------------------------------------------
Partners' capital, January 1, 1999               $73,300 $5,486,200 $5,559,500
Net income for the year ended December 31, 1999    2,900    288,900    291,800
------------------------------------------------------------------------------
Partners' capital, December 31, 1999              76,200  5,775,100  5,851,300
Net income for the quarter ended
 March 31, 2000                                      500     51,700     52,200
------------------------------------------------------------------------------
Partners' capital, March 31, 2000                $76,700 $5,826,800 $5,903,500
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                            2000     1999
----------------------------------------------------------------------------
Income:
 Interest                                                  $92,700 $165,300
----------------------------------------------------------------------------
Expenses:
 Property operating:
  Affiliates                                                            200
  Nonaffiliates                                                       5,800
 Real estate taxes                                                   (1,300)
 Repairs and maintenance                                               (300)
 General and administrative:
  Affiliates                                                 2,900    8,800
  Nonaffiliates                                             37,600  (13,000)
----------------------------------------------------------------------------
                                                            40,500      200
----------------------------------------------------------------------------
Net income                                                 $52,200 $165,100
----------------------------------------------------------------------------
Net income allocated to General Partner                    $   500 $  1,700
----------------------------------------------------------------------------
Net income allocated to Limited Partners                   $51,700 $163,400
----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (84,886
 Units outstanding)                                        $  0.61 $   1.92
----------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             2000         1999
-----------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $   52,200  $    165,100
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Changes in assets and liabilities:
   (Increase) in other assets                                               (4,100)
   (Decrease) in accounts payable and accrued expenses       (26,200)      (77,100)
   (Decrease) in due to Affiliates                            (3,000)
   (Decrease) in state income tax payable                                  (75,300)
-----------------------------------------------------------------------------------
    Net cash provided by operating activities                 23,000         8,600
-----------------------------------------------------------------------------------
Cash flows from investing activities:
 Decrease (increase) in investments in debt securities        98,100      (250,900)
-----------------------------------------------------------------------------------
    Net cash provided by (used for) investing activities      98,100      (250,900)
-----------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                                        (13,361,200)
-----------------------------------------------------------------------------------
    Net cash (used for) financing activities                      --   (13,361,200)
-----------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         121,100   (13,603,500)
Cash and cash equivalents at the beginning of the period   3,017,500    19,078,600
-----------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $3,138,600  $  5,475,100
-----------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2000

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

ACCOUNTING POLICIES:
The Partnership has disposed of its real estate properties. Upon resolution of the environmental matter disclosed in Note 3 and other post closing matters related to the sale of the Partnership's properties, the Partnership will make a liquidating distribution to Partners and dissolve.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

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

Reference is made to the Partnership's Annual Report for the year ended December 31, 1999 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. For the three months ended March 31, 2000 and 1999 the General Partner was not paid a Partnership Management Fee.

Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the three months ended March 31, 2000 and 1999 the General Partner was allocated Net Profits of $500 and $1,700, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 2000 were as follows:

                                      Paid  Payable
---------------------------------------------------
Reimbursement of expenses, at cost:
 --Accounting                        $2,700  None
 --Investor communications            3,100   200
---------------------------------------------------
                                     $5,800  $200
---------------------------------------------------

3. ENVIRONMENTAL MATTER:

In 1996, the General Partner became aware of the existence of hazardous substances in the soil and groundwater of Lakewood Square Shopping Center ("Lakewood"). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the General Partner is unaware of any claims or other matters referred to above against the Partnership. During 1998, the purchaser submitted its corrective action plan to the California Regional Water Qualify Board (the "Water Board"). The Plan provided for the recommended method for clean up and the obtaining of regulatory approval upon completion. The Water Board subsequently approved this plan subject to its review of purchaser's pilot study (the "Pilot Study"). In February 2000, purchaser reported that the results of the Pilot Study indicated that the plan may not adequately address some of the contamination in the soil below Lakewood. In response, in February 2000, purchaser presented an outline of its alternative plan (the "Alternative Plan") to the Water Board. Purchaser is awaiting final approval from the Water Board to begin implementation of the Alternative Plan. The timing of the completion of the remediation process is contingent upon, among other things, the Water Board's issuance of this approval. Accordingly, there can be no assurance as to the timing of the completion of the remediation process. The General Partner continues to monitor the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances at Lakewood.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1999 for a discussion of the Partnership's business.

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

The Partnership has substantially completed the disposition phase of its life cycle. The Partnership sold its remaining real property investments and is currently working toward resolution of post closing property sale matters.

OPERATIONS
Net income decreased by $112,900 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. The decrease was primarily due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the amount of cash available for investment.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position of $121,100 for the three months ended March 31, 2000 was primarily the result of net maturities of investments in debt securities together with cash provided by operating activities. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of March 31, 2000 were comprised of amounts held for the Lakewood environmental matter (as hereafter discussed) and Partnership liquidation expenses.

The increase of $14,400 in net cash provided by operating activities for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999 was primarily the result of the timing of the payment of Partnership expenses.

Net cash (used for) provided by investing activities changed from $(250,900) for the three months ended March 31, 1999 to $98,100 the three months ended March 31, 2000. The change was primarily due to the net maturity of investments in debt securities during the 2000 period, as opposed to net investment in debt securities during the comparable 1999 period.

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

The decrease of $13,361,200 in net cash used for financing activities for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999 was due to the February 28, 1999 special distributions to Partners of proceeds from the sales of Ellis Building and Holiday Office Park North and South.

As described in Note 3 of Notes to Financial Statements, the Partnership is awaiting resolution of an environmental matter at Lakewood. The General Partner is continuing to monitor the documentation delivered by the purchaser of Lakewood regarding the purchaser's activities to remedy the hazardous substances at Lakewood. There can be no assurance as to the actual timeframe for the remediation or that it will be completed without cost to the Partnership. When the environmental matter is satisfactorily remediated and the other post closing matters are resolved, the Partnership will pay a liquidating distribution to Partners of the remaining assets held by the Partnership, less amounts reserved for administrative expenses and any amounts deemed necessary for contingencies and other post closing matters. In line with reduced cash flow following the sale of its remaining properties, distributions to Partners have been suspended until such time as a liquidating distribution may be made.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended March 31, 2000.

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

                                     FIRST CAPITAL INSTITUTIONAL REAL ESTATE,
                                      LTD.-2

                                     By: FIRST CAPITAL FINANCIAL CORPORATION
                                         GENERAL PARTNER

                                              /s/ DOUGLAS CROCKER II
Date: May 12, 2000                   By: ______________________________________
                                                  DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                /s/ NORMAN M. FIELD
Date: May 12, 2000                   By: ______________________________________
                                                    NORMAN M. FIELD
                                         VICE PRESIDENT--FINANCE AND TREASURER