Form 10-Q
period 2000-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 2000-08-11
CIK 727087

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

  FOR THE PERIOD ENDED JUNE 30, 2000

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

The Partnership has substantially completed the disposition phase of its life cycle. The Partnership has sold its remaining real property investments and is currently working toward resolution of post closing property sale matters.

OPERATIONS
Net income increased by $49,000 for the quarter ended June 30, 2000 when compared to the quarter ended June 30, 1999. The increase was primarily due to the increase in interest earned on the Partnership's short-term investments, which was due to an increase in the average cash available for investment and an increase in interest rates earned on those investments.

Net income decreased by $63,900 for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999. The decrease was primarily due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the average net cash available for investment during the period, partially offset by an increase in interest rates earned on those investments.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position of $3,040,500 for the six months ended June 30, 2000 was primarily the result of the maturity of the Partnership's investments in debt securities together with cash provided by operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of June 30, 2000 were comprised of amounts held for the Lakewood environmental matter (as hereafter discussed) and Partnership liquidation expenses.

The increase of $79,900 in net cash provided by operating activities for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999 was primarily the result of the timing of the payment of state income taxes and certain of the Partnership's expenses. The increase was partially offset by the decrease in net income, as previously discussed.

Net cash (used for) provided by investing activities changed from $(951,100) for the six months ended June 30, 1999 to $2,943,000 the six months ended June 30, 2000. The change was primarily due to the maturity of the Partnership's investments in debt securities in 2000. Investments in debt securities are a result of the continued extension of the maturities of certain of the Partnership's investments in an effort to maximize the return on these assets as they are held for working capital purposes. These investments are of investment-grade and mature less than one year from their date of purchase.

The Partnership has no financial instruments for which there are significant market risks. Due to the timing of the maturities and liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risk.

The decrease of $13,361,200 in net cash used for financing activities for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999 was due to the February 28, 1999 special distributions to Partners of proceeds from the sales of Ellis Building and Holiday Office Park North and South.

As described in Note 3 of Notes to Financial Statements, the Partnership is awaiting resolution of an environmental matter at Lakewood. The General Partner is continuing to monitor the documentation delivered by the purchaser of Lakewood regarding the purchaser's activities to remedy the hazardous substances at Lakewood. There can be no assurance as to the actual timeframe for the remediation or that it will be completed without cost to the Partnership. When the environmental matter is satisfactorily remediated and the other post closing matters are resolved, the Partnership will pay a liquidating distribution to Partners of the remaining assets held by the Partnership, less amounts reserved for administrative expenses and any amounts deemed necessary for contingencies and other post closing matters. In line with reduced Cash Flow (as defined in the Partnership Agreement) following the sale of the Partnership's remaining properties, distributions to Partners have been suspended until such time as a liquidating distribution is paid.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                            June 30,
                              2000     December 31,
                           (Unaudited)     1999
---------------------------------------------------
ASSETS
Cash and cash equivalents  $6,058,000   $3,017,500
Investments in debt
 securities                              2,943,000
Rents receivable               27,800       27,800
Other assets                    8,000        8,000
---------------------------------------------------
                           $6,093,800   $5,996,300
---------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and
  accrued expenses         $  130,700   $  140,500
 Due to Affiliates                300        3,200
 Other liabilities              1,300        1,300
---------------------------------------------------
                              132,300      145,000
---------------------------------------------------
Partners' capital:
 General Partner               77,300       76,200
 Limited Partners (84,886
  Units issued and
  outstanding)              5,884,200    5,775,100
---------------------------------------------------
                            5,961,500    5,851,300
---------------------------------------------------
                           $6,093,800   $5,996,300
---------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the Six Months Ended June 30, 2000 (Unaudited) and the Year Ended December 31, 1999
(All dollars rounded to nearest 00s)

                    General  Limited
                    Partner  Partners    Total
-------------------------------------------------
Partners' capital,
 January 1, 1999    $73,300 $5,486,200 $5,559,500
Net income for the
 year ended
 December 31, 1999    2,900    288,900    291,800
-------------------------------------------------
Partners' capital,
 December 31, 1999   76,200  5,775,100  5,851,300
Net income for the
 six months ended
 June 30, 2000        1,100    109,100    110,200
-------------------------------------------------
Partners' capital,
 June 30, 2000      $77,300 $5,884,200 $5,961,500
-------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the Quarters Ended June 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                            2000    1999
--------------------------------------------------------------------------
Income:
 Interest                                                  $91,200 $67,400
--------------------------------------------------------------------------
Expenses:
 Property operating                                                  6,000
 General and administrative:
  Affiliates                                                 2,800   7,000
  Nonaffiliates                                             28,500  44,800
--------------------------------------------------------------------------
                                                            31,300  57,800
--------------------------------------------------------------------------
Income before state income tax expense                      59,900   9,600
 State income tax expense                                    1,900     600
--------------------------------------------------------------------------
Net income                                                 $58,000 $ 9,000
--------------------------------------------------------------------------
Net income allocated to General Partner                    $   600 $     0
--------------------------------------------------------------------------
Net income allocated to Limited Partners                   $57,400 $ 9,000
--------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (84,886
 Units outstanding)                                        $  0.68 $  0.11
--------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the Six Months Ended June 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                             2000     1999
-----------------------------------------------------------------------------
Income:
 Interest                                                  $183,900 $232,700
-----------------------------------------------------------------------------
Expenses:
 Property operating:
  Affiliates                                                             200
  Nonaffiliates                                                       11,800
 Real estate taxes                                                    (1,300)
 Repairs and maintenance                                                (300)
 General and administrative:
  Affiliates                                                  5,700   15,800
  Nonaffiliates                                              66,100   31,800
-----------------------------------------------------------------------------
                                                             71,800   58,000
-----------------------------------------------------------------------------
Income before state income tax expense                      112,100  174,700
 State income tax expense                                     1,900      600
-----------------------------------------------------------------------------
Net income                                                 $110,200 $174,100
-----------------------------------------------------------------------------
Net income allocated to General Partner                    $  1,100 $  1,700
-----------------------------------------------------------------------------
Net income allocated to Limited Partners                   $109,100 $172,400
-----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (84,886
 Units outstanding)                                        $   1.29 $   2.03
-----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             2000         1999
-----------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $  110,200  $    174,100
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Changes in assets and liabilities:
   (Increase) in other assets                                               (6,000)
   (Decrease) in accounts payable and accrued expenses        (9,800)      (73,800)
   (Decrease) increase in due to Affiliates                   (2,900)        1,700
   (Decrease) in state income taxes payable                                (75,300)
   (Decrease) in other liabilities                                          (3,100)
-----------------------------------------------------------------------------------
    Net cash provided by operating activities                 97,500        17,600
-----------------------------------------------------------------------------------
Cash flows from investing activities:
 Decrease (increase) in investments in debt securities     2,943,000      (951,100)
-----------------------------------------------------------------------------------
    Net cash provided by (used for) investing activities   2,943,000      (951,100)
-----------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                                        (13,361,200)
-----------------------------------------------------------------------------------
    Net cash (used for) financing activities                      --   (13,361,200)
-----------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       3,040,500   (14,294,700)
Cash and cash equivalents at the beginning of the period   3,017,500    19,078,600
-----------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $6,058,000  $  4,783,900
-----------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2000

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

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

2. RELATED PARTY TRANSACTIONS:
In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. For the quarter and six months ended June 30, 2000 and 1999, the General Partner was not paid a Partnership Management Fee.

Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and six months ended June 30, 2000, the General Partner was allocated Net Profits of $600 and $11,000, respectively. For the quarter and six months ended June 30, 1999, the General Partner was allocated Net Profits, of $0 and $1,700, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 2000 were as follows:

                                            Paid
                                     ------------------
                                     Quarter Six Months Payable
---------------------------------------------------------------
Reimbursement of expenses, at cost:
 --Accounting                        $  700    $3,400    None
 --Investor communications            2,100     5,200    $300
---------------------------------------------------------------
                                     $2,800    $8,600    $300
---------------------------------------------------------------

3. ENVIRONMENTAL MATTER:
In 1996, the General Partner became aware of the existence of hazardous substances in the soil and groundwater of Lakewood Square Shopping Center ("Lakewood"). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the General Partner is unaware of any claims or other matters referred to above against the Partnership. As more fully described in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, the purchaser provided the California Regional Water Quality Control Board (the "Water Board") with its corrective action plan (the "Plan") for the clean up of the site. The Water Board's recommended modifications to the Plan have been implemented. Currently, the purchaser is monitoring to determine the extent of the contamination of the groundwater at the site. Upon determination of the groundwater concentrations, the purchaser will submit a revised plan to the Water Board and request its approval.
The timing of the completion of the remediation process is contingent upon, among other things, the Water Board's issuance of this approval. Accordingly, there can be no assurance as to the timing of the completion of the remediation process. The General Partner continues to monitor the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances at Lakewood.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended June 30, 2000.

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

                                     FIRST CAPITAL INSTITUTIONAL REAL ESTATE,
                                     LTD.-2

                                     By: FIRST CAPITAL FINANCIAL CORPORATION
                                         GENERAL PARTNER

                                                 /s/ DOUGLAS CROCKER II
Date: August 14, 2000                By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                  /s/ NORMAN M. FIELD
Date: August 14, 2000                By: ______________________________________
                                                    NORMAN M. FIELD
                                         VICE PRESIDENT--FINANCE AND TREASURER

8