Form 10-Q
period 2000-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 2000-11-13
CIK 727087

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

  FOR THE PERIOD ENDED SEPTEMBER 30, 2000

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

     TWO NORTH RIVERSIDE PLAZA,
             SUITE 600,
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

OPERATIONS
Net income increased by $4,800 for the quarter ended September 30, 2000 when compared to the quarter ended September 30, 1999. The increase was primarily due to the increase in interest earned on the Partnership's short-term investments, which was due to an increase in interest rates earned on those investments and to a lesser extent, cash available for investment. The increase was partially offset by the 1999 receipt of rental income from properties previously sold by the Partnership.

Net income decreased by $59,100 for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999. The decrease was primarily due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the average net cash available for investment during the period, partially offset by an increase in interest rates earned on those investments.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position of $210,200 for the nine months ended September 30, 2000 was primarily the result of cash provided by operating activities together with the maturity of a portion the Partnership's investments in debt securities. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of September 30, 2000 were comprised of amounts held for the Lakewood environmental matter (as hereafter discussed) and Partnership liquidation expenses.

The increase of $66,800 in net cash provided by operating activities for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999 was primarily the result of the timing of the payment of state income taxes and certain other of the Partnership's expenses. The increase was partially offset by the decrease in net income, as previously discussed.

Net cash provided by investing activities increased by $54,400 for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999. The increase was due to the net maturity of certain of the Partnership's investments in debt securities during the 2000 period. Investments in debt securities are a result of the continued extension of the maturities of certain of the Partnership's investments in an effort to maximize the return on these assets as they are held for working capital purposes. These investments are of investment-grade and mature less than one year from their date of purchase.

The Partnership has no financial instruments for which there are significant market risks. Due to the timing of the maturities and liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risk.

The decrease of $13,361,200 in net cash used for financing activities for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999 was due to the February 28, 1999 special distributions to Partners of proceeds from the sales of Ellis Building and Holiday Office Park North and South.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                           September 30,
                                               2000      December 31,
                                            (Unaudited)      1999
---------------------------------------------------------------------
ASSETS
Cash and cash equivalents                   $3,227,700    $3,017,500
Investments in debt securities               2,888,600     2,943,000
Rents receivable                                27,800        27,800
Other assets                                     8,000         8,000
---------------------------------------------------------------------
                                            $6,152,100    $5,996,300
---------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accounts payable and accrued expenses       $  123,900    $  140,500
Due to Affiliates                                1,100         3,200
Other liabilities                                1,300         1,300
---------------------------------------------------------------------
                                               126,300       145,000
---------------------------------------------------------------------
Partners' capital:
 General Partner                                77,900        76,200
 Limited Partners (84,886 Units issued and
  outstanding)                               5,947,900     5,775,100
---------------------------------------------------------------------
                                             6,025,800     5,851,300
---------------------------------------------------------------------
                                            $6,152,100    $5,996,300
---------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the Nine Months Ended September 30, 2000 (Unaudited) and the Year Ended December 31, 1999
(All dollars rounded to nearest 00s)

                                                 General  Limited
                                                 Partner  Partners    Total
------------------------------------------------------------------------------
Partners' capital, January 1, 1999               $73,300 $5,486,200 $5,559,500
Net income for the year ended December 31, 1999    2,900    288,900    291,800
------------------------------------------------------------------------------
Partners' capital, December 31, 1999              76,200  5,775,100  5,851,300
Net income for the nine months ended September
 30, 2000                                          1,700    172,800    174,500
------------------------------------------------------------------------------
Partners' capital, September 30, 2000            $77,900 $5,947,900 $6,025,800
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the Quarters Ended September 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                            2000    1999
--------------------------------------------------------------------------
Income:
 Rental                                                    $       $21,100
 Interest                                                   98,000  73,600
--------------------------------------------------------------------------
                                                            98,000  94,700
--------------------------------------------------------------------------
Expenses:
 General and administrative:
  Affiliates                                                 2,000   8,600
  Nonaffiliates                                             31,700  26,600
--------------------------------------------------------------------------
                                                            33,700  35,200
--------------------------------------------------------------------------
Net income                                                 $64,300 $59,500
--------------------------------------------------------------------------
Net income allocated to General Partner                    $   600 $   600
--------------------------------------------------------------------------
Net income allocated to Limited Partners                   $63,700 $58,900
--------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (84,886
 Units outstanding)                                        $  0.75 $  0.69
--------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the Nine Months Ended September 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             2000     1999
-----------------------------------------------------------------------------
Income:
 Rental                                                    $        $ 21,100
 Interest                                                   281,900  306,300
-----------------------------------------------------------------------------
                                                            281,900  327,400
-----------------------------------------------------------------------------
Expenses:
 Property operating:
  Affiliates                                                             200
  Nonaffiliates                                                       11,800
 Real estate taxes                                                    (1,300)
 Repairs and maintenance                                                (300)
 General and administrative:
  Affiliates                                                  7,700   24,400
  Nonaffiliates                                              97,800   58,400
-----------------------------------------------------------------------------
                                                            105,500   93,200
-----------------------------------------------------------------------------
Income before state income tax expense                      176,400  234,200
 State income tax expense                                     1,900      600
-----------------------------------------------------------------------------
Net income                                                 $174,500 $233,600
-----------------------------------------------------------------------------
Net income allocated to General Partner                    $  1,700 $  2,300
-----------------------------------------------------------------------------
Net income allocated to Limited Partners                   $172,800 $231,300
-----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (84,886
 Units outstanding)                                        $   2.04 $   2.72
-----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          2000        1999
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $  174,500  $   233,600
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Changes in assets and liabilities:
   (Increase) in other assets                                           (6,000)
   (Decrease) in accounts payable and accrued expenses    (16,600)     (61,200)
   (Decrease) in state income tax payable                              (75,300)
   (Decrease) increase in due to Affiliates                (2,100)       1,000
   (Decrease) in other liabilities                                      (3,100)
-------------------------------------------------------------------------------
    Net cash provided by operating activities             155,800       89,000
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Decrease in investments in debt securities, net           54,400
-------------------------------------------------------------------------------
    Net cash provided by investing activities              54,400           --
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                                    (13,361,200)
-------------------------------------------------------------------------------
    Net cash (used for) financing activities                   --  (13,361,200)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      210,200  (13,272,200)
Cash and cash equivalents at the beginning of the
 period                                                 3,017,500   19,078,600
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $3,227,700  $ 5,806,400
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2000
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. For the quarter and nine months ended September 30, 2000 and 1999, the General Partner was not paid a Partnership Management Fee.

Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and nine months ended September 30, 2000, the General Partner was allocated Net Profits of $600 and $1,700, respectively. For the quarter and nine months ended September 30, 1999, the General Partner was allocated Net Profits, of $600 and $2,300, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 2000 were as follows:

                                            Paid
                                     -------------------
                                     Quarter Nine Months Payable
----------------------------------------------------------------
Reimbursement of expenses, at cost:
 --Accounting                        $   --    $3,400      None
 --Investor communications            1,100     6,300    $1,100
----------------------------------------------------------------
                                     $1,100    $9,700    $1,100
----------------------------------------------------------------

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

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended September 30, 2000.

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

                                     FIRST CAPITAL INSTITUTIONAL REAL ESTATE,
                                     LTD.-2

                                     By: FIRST CAPITAL FINANCIAL CORPORATION
                                         GENERAL PARTNER

                                               /s/ DOUGLAS CROCKER II
Date: November 14, 2000              By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                /s/ NORMAN M. FIELD
Date: November 14, 2000              By: ______________________________________
                                                    NORMAN M. FIELD
                                         VICE PRESIDENT--FINANCE AND TREASURER

8