Form 10-K405
period 2000-12-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 2001-03-26
CIK 727087

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                ---------------

                                   FORM 10-K

                                ---------------

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (312) 207-0020

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

EXHIBIT INDEX--PAGE A-1

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

The registrant, First Capital Institutional Real Estate, Ltd.--2 (the "Partnership"), is a limited partnership organized in 1983 under the Florida Uniform Limited Partnership Law. The Partnership sold 84,886 Limited Partnership Units (the "Units") to the public from November 1983 to October 1984, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration Statement No. 2-86361). Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

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

ITEM 3. LEGAL PROCEEDINGS

(a & b) The Partnership was not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 2000. Ordinary routine legal matters incidental to the business which were not deemed material, were pursued during the quarter ended December 31, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a, b, c & d) None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for units.

As of March 1, 2001, there were 11,138 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                      For the Years Ended December 31,
                          ---------------------------------------------------------
                             2000       1999       1998        1997        1996
-----------------------------------------------------------------------------------
Total revenues            $  381,000 $  405,400 $ 6,477,900 $ 6,849,100 $ 7,003,700
Net income                $  248,900 $  291,800 $ 7,098,600 $ 4,044,900 $ 3,203,200
Net income allocated to
 Limited Partners         $  246,400 $  288,900 $ 6,883,800 $ 3,663,600 $ 2,778,800
Net income allocated to
 Limited Partners per
 Unit (84,886 Units
 outstanding)             $     2.90 $     3.40 $     81.09 $     43.16 $     32.74
Total assets              $6,188,900 $5,996,300 $19,116,600 $30,019,700 $44,166,200
Declared distributions
 to Limited Partners per
 Unit (84,886 Units
 outstanding) (a)               None       None $    262.36 $    301.44 $    104.00
Return of capital to
 Limited Partners per
 Unit (84,886 Units
 outstanding) (b)               None       None $    181.27 $    258.28 $     71.26
OTHER DATA:
Investment in:
 Commercial rental
  properties (net of
  accumulated
  depreciation and
  amortization)                 None       None        None $10,111,300 $32,480,000
 Real estate joint
  venture                       None       None        None $ 5,311,400 $ 5,852,800
Number of real property
 interests owned at
 December 31                    None       None        None           3           7
-----------------------------------------------------------------------------------

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

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by accounting principles generally accepted in the United States ("GAAP"):

                                      For the Years Ended December 31,
                        -----------------------------------------------------------------
                           2000         1999          1998          1997         1996
------------------------------------------------------------------------------------------
Cash Flow (as defined
 in the Partnership
 Agreement) (a)         $  248,900  $    291,800  $  1,477,900  $  3,847,700  $ 4,657,000
Items of
 reconciliation:
 (Cash Flow) from joint
  venture                                             (453,100)     (719,500)    (574,700)
 Changes in current
  assets and
  liabilities:
  Decrease in current
   assets                   34,500         2,200        64,400        56,500       23,900
  (Decrease) in current
   liabilities             (56,300)      (50,900)     (133,200)     (184,400)    (164,600)
------------------------------------------------------------------------------------------
Net cash provided by
 operating activities   $  227,100  $    243,100  $    956,000  $  3,000,300  $ 3,941,600
------------------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities             $2,943,000  $ (2,943,000) $ 21,546,500  $ 24,877,900  $(1,960,700)
------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities               $(13,361,200) $(17,868,500) $(18,007,000) $(9,675,500)
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

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-11.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Partnership is in the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. The Partnership has sold all of its real property investments.

OPERATIONS
Results of operations for the years ended December 31, 2000 and 1999 were comprised of interest income and post property sale activities.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31,
1999
Net income decreased by $42,900 for the year ended December 31, 2000 when compared to the year ended December 31, 1999. The decrease was primarily due to an increase in general and administrative expenses which was due to a 1999 adjustment of estimated overhead expenses to actual. This adjustment resulted in lower than expected general and administrative expenses for the year ended December 31, 1999. The decrease was also due to the 1999 receipt of rental income from properties previously sold by the Partnership.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
1998
Net income decreased by $6,806,800 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The decrease was primarily due to the gains recorded in 1998 on the sales of three Partnership properties. The decrease was also due to the absence of operating results in 1999 from the three properties sold by the Partnership during 1998. In addition, the decrease was due to a reduction in interest earned on the Partnership's short-term investments resulting from a decrease in the average cash available for investment.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position of $3,170,100 for the year ended December 31, 2000 was primarily the result of the maturity of the Partnership's investments in debt securities. Liquid assets (including cash and cash equivalents) of the Partnership as of December 31, 2000 were comprised of amounts reserved for the Lakewood environmental matter (as hereafter discussed) and Partnership liquidation expenses.

The decrease of $16,000 in net cash provided by operating activities for the year ended December 31, 2000 when compared to the year ended December 31, 1999 was primarily the result of the decrease in net income, as previously discussed.

Net cash (used for) provided by investing activities changed from $(2,943,000) for the year ended December 31, 1999 to $2,943,000 the year ended December 31, 2000. The change was due to the 2000 maturity of the 1999 investments in debt securities.

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

The decrease of $13,361,200 in net cash used for financing activities for the year ended December 31, 2000 when compared to the year ended December 31, 1999 was due to the February 28, 1999 special distributions to Partners of proceeds from the sales of Ellis Building and Holiday Office Park North and South.

As described in Note 4 of Notes to Financial Statements, the Partnership is awaiting resolution of an environmental matter at Lakewood. The General Partner is continuing to monitor the documentation delivered by the purchaser of Lakewood regarding the purchaser's activities to remedy the hazardous substances at Lakewood. There can be no assurance as to the actual timeframe for the remediation or that it will be completed without cost to the Partnership. As a result of this, together with other potential post-closing matters related to the Partnership's properties, it will be necessary for the Partnership to remain in existence. When the environmental matter at Lakewood is satisfactorily remediated, Limited Partners will receive a final liquidating distribution of the remaining cash held by the Partnership, less amounts reserved for administrative expenses and any amounts deemed necessary to resolve, or provide for, any post closing matters.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedules and Exhibits."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) & (E) DIRECTORS

The Partnership has no directors. First Capital Financial LLC ("FCFC") (formerly known as First Capital Financial Corporation) is the General Partner. The directors of FCFC, as of March 1, 2001, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 2001.

          NAME                                                           OFFICE
          ----                                                           ------
       Douglas Crocker II.............................................. Director
       Donald J. Liebentritt........................................... Director

Douglas Crocker II, 60, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Wellsford Real Properties, Inc. and Ventas Inc. and was a member of the Board of Directors of Horizon Group, Inc. from July 1996 to June 1998. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 31, 1997.

Donald J. Liebentritt, 50, has been Vice President of the General Partner since July 1997 and a Director since May 2000 and is President of Equity Group Investments, LLC, Vice President and Assistant Secretary of Great American Management and Investment and Inc. ("Great American") and was Principal and Chairman of Rosenberg and Liebentritt P.C. until its dissolution in 1999. Mr. Liebentritt has also been a director of Davel Communications, Inc. since November 2000.

(B) & (E) EXECUTIVE OFFICERS

The Partnership does not have any executive officers. The executive officers of the General Partner as of March 1, 2001 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

          NAME                                            OFFICE
          ----                                            ------
       Douglas Crocker II................. President and Chief Executive Officer
       Donald J. Liebentritt.............. Vice President
       Norman M. Field.................... Vice President--Finance and Treasurer

PRESIDENT AND CEO--See Table of Directors above.

VICE PRESIDENT--See Table of Directors above.

Norman M. Field, 52, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President of Great American from July 1983 until March 1995 and from July 1997 until November 2000.

(D) FAMILY RELATIONSHIPS

There are no family relationships among any of the foregoing directors and officers.

(F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11. EXECUTIVE COMPENSATION

(a, b, c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 2000. However, Affiliates of the General Partner do compensate the directors and officers.

For additional information see Item 13(a) Certain Relationships and Related Transactions.

(e) None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of March 1, 2001, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 84,886 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 2001, the executive officers and directors of the General Partner, as a group, did not own any Units.

(c) None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Affiliates of the General Partner were entitled to compensation and reimbursements of $9,400 from the Partnership for investor communications and accounting services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. As of December 31, 2000, total fees and reimbursements of $1,400 were due to Affiliates.

  In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 2000, the General Partner was not paid a Partnership Management Fee, and was allocated Net Profits of $2,500.

(b) None.

(c) No management person is indebted to the Partnership.

(d) None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a, c & d) (1, 2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)  Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended December 31, 2000.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        FIRST CAPITAL INSTITUTIONAL REAL
                                        ESTATE, LTD.-2

                                        BY: FIRST CAPITAL FINANCIAL LLC GENERAL
                                            PARTNER

Dated: March 23, 2001                            /s/ DOUGLAS CROCKER II
                                        By: ____________________________________
                                                   DOUGLAS CROCKER II
                                              PRESIDENT AND CHIEF EXECUTIVE
                                                         OFFICER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        /s/ DOUGLAS CROCKER II           March 23, 2001    President, Chief Executive
______________________________________                      Officer and Director of
          DOUGLAS CROCKER II                                the General Partner

      /s/ DONALD J. LIEBENTRITT          March 23, 2001    Vice President and
______________________________________                      Director of the General
        DONALD J. LIEBENTRITT                               Partner

         /s/ NORMAN M. FIELD             March 23, 2001    Vice President--Finance
______________________________________                      and Treasurer
           NORMAN M. FIELD

INDEX OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                        Pages
----------------------------------------------------------------
Report of Independent Auditors                           A-2
Balance Sheets as of December 31, 2000 and 1999          A-3
Statements of Partners' Capital for the Years Ended
 December 31, 2000, 1999 and 1998                        A-4
Statements of Income and Expenses for the Years
 Ended December 31, 2000, 1999 and 1998                  A-5
Statements of Cash Flows for the Years Ended
 December 31, 2000, 1999 and 1998                        A-6
Notes to Financial Statements                        A-7 to A-11
----------------------------------------------------------------

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

EXHIBIT (13) Annual Report to Security Holders

The 1999 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

REPORT OF INDEPENDENT AUDITORS

Partners
First Capital Institutional Real Estate, Ltd.-2
Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd.-2 as of December 31, 2000 and 1999, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd.-2 at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                     Ernst & Young LLP

Chicago, Illinois
January 30, 2001

BALANCE SHEETS
December 31, 2000 and 1999
(All dollars rounded to nearest 00s)

                                                           2000       1999
-----------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                               $6,187,600 $3,017,500
Investments in debt securities                                      2,943,000
Rents receivable                                                       27,800
Other assets                                                 1,300      8,000
-----------------------------------------------------------------------------
                                                        $6,188,900 $5,996,300
-----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses                  $   86,000 $  140,500
 Due to Affiliates                                           1,400      3,200
 Other liabilities                                           1,300      1,300
-----------------------------------------------------------------------------
                                                            88,700    145,000
-----------------------------------------------------------------------------
Partners' capital:
 General Partner                                            78,700     76,200
 Limited Partners (84,886 Units issued and outstanding)  6,021,500  5,775,100
-----------------------------------------------------------------------------
                                                         6,100,200  5,851,300
-----------------------------------------------------------------------------
                                                        $6,188,900 $5,996,300
-----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 2000, 1999 and 1998
(All dollars rounded to nearest 00s)

                                       General     Limited
                                       Partner     Partners       Total
----------------------------------------------------------------------------
Partners' capital, January 1, 1998    $      --  $ 20,873,100  $ 20,873,100
Net income for the year ended
 December 31, 1998                      214,800     6,883,800     7,098,600
Distributions for the year ended
 December 31, 1998                     (141,500)  (22,270,700)  (22,412,200)
----------------------------------------------------------------------------
Partners' capital, December 31, 1998     73,300     5,486,200     5,559,500
Net income for the year ended
 December 31, 1999                        2,900       288,900       291,800
----------------------------------------------------------------------------
Partners' capital, December 31, 1999     76,200     5,775,100     5,851,300
Net income for the year ended
 December 31, 2000                        2,500       246,400       248,900
----------------------------------------------------------------------------
Partners' capital, December 31, 2000  $  78,700  $  6,021,500  $  6,100,200
----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 2000, 1999 and 1998
(All dollars rounded to nearest 00s except per Unit amounts)

                                                  2000     1999       1998
-----------------------------------------------------------------------------
Income:
 Rental                                         $        $ 21,100  $  995,500
 Interest                                        381,000  384,300     860,900
 Net gain on sales of property                                      4,621,500
-----------------------------------------------------------------------------
                                                 381,000  405,400   6,477,900
-----------------------------------------------------------------------------
Expenses:
 Depreciation and amortization                                        199,700
 Property operating:
 Affiliates                                                   200      34,300
 Nonaffiliates                                              5,300     200,400
 Real estate taxes                                         (1,300)     48,800
 Insurance--Affiliate                                                   7,600
 Repairs and maintenance                                    1,700     161,900
 General and administrative:
 Affiliates                                        9,400   30,700      39,000
 Nonaffiliates                                   120,800   76,400     168,400
-----------------------------------------------------------------------------
                                                 130,200  113,000     860,100
-----------------------------------------------------------------------------
Net income before income from participation in
 joint venture and state income tax expense      250,800  292,400   5,617,800
Income from participation in joint venture:
 Operations                                                           295,200
 Gain on sale of property                                           1,439,100
-----------------------------------------------------------------------------
Income before state income tax expense           250,800  292,400   7,352,100
 State income tax expense                          1,900      600     253,500
-----------------------------------------------------------------------------
Net income                                      $248,900 $291,800  $7,098,600
-----------------------------------------------------------------------------
Net income allocated to General Partner         $  2,500 $  2,900  $  214,800
-----------------------------------------------------------------------------
Net income allocated to Limited Partners        $246,400 $288,900  $6,883,800
-----------------------------------------------------------------------------
Net income allocated to Limited Partners per
 Unit (84,886 Units outstanding)                $   2.90 $   3.40  $    81.09
-----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 2000, 1999 and 1998
(All dollars rounded to nearest 00s)

                                          2000         1999          1998
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                            $  248,900  $    291,800  $  7,098,600
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Depreciation and amortization                                        199,700
 Net gain on sales of property                                     (4,621,500)
 (Income) from participation in joint
  venture                                                          (1,652,000)
 Changes in assets and liabilities:
  Decrease in rents receivable             27,800                      39,500
  Decrease in other assets                  6,700         2,200        24,900
  (Decrease) increase in accounts
   payable and accrued expenses           (54,500)       25,000      (104,600)
  (Decrease) increase in state income
   tax payable                                          (75,300)       75,300
  (Decrease) increase in due to
   Affiliates                              (1,800)        1,200       (50,100)
  (Decrease) in other liabilities                        (1,800)      (53,800)
------------------------------------------------------------------------------
   Net cash provided by operating
    activities                            227,100       243,100       956,000
------------------------------------------------------------------------------
Cash flows from investing activities:
 Net proceeds from sales of property                               14,537,200
 Payments for capital and tenant
  improvements                                                         (4,100)
 Decrease (increase) in investments in
  debt securities                       2,943,000    (2,943,000)
 Decrease in restricted cash                                           50,000
 Net distributions received from joint
  venture                                                           6,963,400
------------------------------------------------------------------------------
   Net cash provided by (used for)
    investing activities                2,943,000    (2,943,000)   21,546,500
------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                     (13,361,200)  (17,819,000)
 (Decrease) in security deposits                                      (49,500)
------------------------------------------------------------------------------
   Net cash (used for) financing
    activities                                      (13,361,200)  (17,868,500)
------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                       3,170,100   (16,061,100)    4,634,000
Cash and cash equivalents at the
 beginning of the year                  3,017,500    19,078,600    14,444,600
------------------------------------------------------------------------------
Cash and cash equivalents at the end
 of the year                           $6,187,600  $  3,017,500  $ 19,078,600
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2000

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

The Partnership has disposed of its real estate properties. Upon resolution of the environmental matter disclosed in Note 4 and other post closing matters related to the sales of the Partnership's properties, the Partnership will make a liquidating distribution and dissolve.

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

The Partnership's financial statements include financial instruments, including receivables and trade liabilities. The fair value of financial instruments, including cash and cash equivalents, was not materially different from their carrying values at December 31, 2000 and 1999.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the year ended December 31, 2000 the General Partner was not paid a Partnership Management Fee and was allocated Net Profits of $2,500. For the year ended December 31, 1999 the General Partner was not paid a Partnership Management Fee and was allocated Net Profits of $2,900. For the year ended December 31, 1998, the General Partner was paid a Partnership Management Fee of $141,500 and was allocated Net Profits of $214,800, which includes $73,300 from the sales of Partnership properties.

Fees and reimbursements paid and payable by the Partnership to Affiliates for the years ended December 31, were as follows:

                                 2000            1999             1998
                            --------------- --------------- ----------------
                             Paid   Payable  Paid   Payable   Paid   Payable
-----------------------------------------------------------------------------
Property management and
 leasing fees               $  None $ None  $   700 $ None  $ 41,000 $(3,300)
Reimbursement of property
 insurance premiums            None   None     None   None     7,700    None
Legal                          None   None    5,300   None    59,200    None
Reimbursement of expenses,
 at cost:
 --Accounting                 3,400   None   11,800  2,000    17,100   3,300
 --Investor communication     7,800  1,400   15,000  1,200    12,700   2,000
-----------------------------------------------------------------------------
                            $11,200 $1,400  $32,800 $3,200  $137,700 $ 2,000
-----------------------------------------------------------------------------

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

4. ENVIRONMENTAL MATTER:

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