Form 10-Q
period 2001-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 2001-05-10
CIK 727087

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

  FOR THE PERIOD ENDED MARCH 31, 2001

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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                            March 31,
                              2001     December 31,
                           (Unaudited)     2000
---------------------------------------------------
ASSETS
Cash and cash equivalents  $6,255,500   $6,187,600
Other assets                    1,300        1,300
---------------------------------------------------
                           $6,256,800   $6,188,900
---------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accounts payable and
 accrued expenses          $  102,100   $   86,000
Due to Affiliates               2,100        1,400
Other liabilities               2,800        1,300
---------------------------------------------------
                              107,000       88,700
---------------------------------------------------
Partners' capital:
 General Partner               79,200       78,700
 Limited Partners (84,886
  Units issued and
  outstanding)              6,070,600    6,021,500
---------------------------------------------------
                            6,149,800    6,100,200
---------------------------------------------------
                           $6,256,800   $6,188,900
---------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 2001 (Unaudited) and the year ended December 31, 2000
(All dollars rounded to nearest 00s)

                                                 General  Limited
                                                 Partner  Partners    Total
------------------------------------------------------------------------------
Partners' capital, January 1, 2000               $76,200 $5,775,100 $5,851,300
Net income for the year ended December 31, 2000    2,500    246,400    248,900
------------------------------------------------------------------------------
Partners' capital, December 31, 2000              78,700  6,021,500  6,100,200
Net income for the quarter ended
 March 31, 2001                                      500     49,100     49,600
------------------------------------------------------------------------------
Partners' capital, March 31, 2001                $79,200 $6,070,600 $6,149,800
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                            2001    2000
--------------------------------------------------------------------------
Income:
 Interest                                                  $85,900 $92,700
--------------------------------------------------------------------------
Expenses:
 General and administrative:
  Affiliates                                                 1,800   2,900
  Nonaffiliates                                             34,500  37,600
--------------------------------------------------------------------------
                                                            36,300  40,500
--------------------------------------------------------------------------
Net income                                                 $49,600 $52,200
--------------------------------------------------------------------------
Net income allocated to General Partner                    $   500 $   500
--------------------------------------------------------------------------
Net income allocated to Limited Partners                   $49,100 $51,700
--------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (84,886
 Units outstanding)                                        $  0.58 $  0.61
--------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          2001       2000
-----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   49,600 $   52,200
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Changes in assets and liabilities:
   Increase (decrease) in accounts payable and accrued
    expenses                                               16,100    (26,200)
   Increase (decrease) in due to Affiliates                   700     (3,000)
   Increase (decrease) in other liabilities                 1,500         --
-----------------------------------------------------------------------------
    Net cash provided by operating activities              67,900     23,000
-----------------------------------------------------------------------------
Cash flows from investing activities:
 Decrease in investments in debt securities                    --     98,100
-----------------------------------------------------------------------------
    Net cash provided by investing activities                  --     98,100
-----------------------------------------------------------------------------
    Net cash from financing activities                         --         --
-----------------------------------------------------------------------------
Net increase in cash and cash equivalents                  67,900    121,100
Cash and cash equivalents at the beginning of the
 period                                                 6,187,600  3,017,500
-----------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $6,255,500 $3,138,600
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2001
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the year ending December 31, 2001.

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing matters related to the properties sold by the Partnership.

Cash equivalents are considered all highly liquid investments with maturities of three months or less when purchased.

Reference is made to the Partnership's Annual Report for the year ended December 31, 2000 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. For the three months ended March 31, 2001 and 2000 the General Partner was not paid a Partnership Management Fee.

Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For each of the three months ended March 31, 2001 and 2000 the General Partner was allocated Net Profits of $500.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 2001 were as follows:

                                      Paid  Payable
---------------------------------------------------
Reimbursement of expenses, at cost:
 --Investor communications           $1,100 $2,100
---------------------------------------------------

3. ENVIRONMENTAL MATTER:

In 1996, the General Partner became aware of the existence of hazardous substances in the soil and groundwater under Lakewood Square Shopping Center ("Lakewood"). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the General Partner is unaware of any claims or other matters referred to above against the Partnership. The purchaser has provided the California Regional Water Quality Control Board (the "Water Board") with its corrective action plan (the "Plan") for the clean up of the site. The Water Board's recommended modifications to the plan have been implemented. Currently, the purchaser is monitoring to determine the extent of the contamination of the groundwater at the site. Upon determination of the groundwater concentrations, the purchaser will submit a revised plan to the Water Board and request its approval. The timing of the completion of the remediation process is contingent upon, among other things, the Water Board's issuance of this approval. Accordingly, there can be no assurance as to the timing of the completion of the remediation process. The General Partner continues to monitor the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances at Lakewood.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 2000 for a discussion of the Partnership's business.

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

OPERATIONS
Net income decreased by $2,600 for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000. The decrease was primarily due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the rates earned on those investments.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position of $67,900 for the three months ended March 31, 2001 was the result of cash provided by operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of March 31, 2001 were comprised of amounts held for the Lakewood environmental matter (as hereafter discussed) and Partnership liquidation expenses.

The increase of $44,900 in net cash provided by operating activities for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000 was primarily the result of the timing of the payment of Partnership expenses.

Net cash provided by investing activities decreased by $98,100 for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000. The change was due to the net maturity of investments in debt securities during the 2000 period.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended March 31, 2001.

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

                                     FIRST CAPITAL INSTITUTIONAL REAL ESTATE,
                                     LTD.-2

                                     By: FIRST CAPITAL FINANCIAL LLC
                                         GENERAL PARTNER

                                               /s/ DOUGLAS CROCKER II
Date: May 11, 2001                   By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                               /s/ PHILIP G. TINKLER
Date: May 11, 2001                   By: ______________________________________
                                                   PHILIP G. TINKLER
                                         VICE PRESIDENT--FINANCE AND TREASURER