Form 10-Q
period 2001-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 2001-08-10
CIK 727087

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

  FOR THE PERIOD ENDED JUNE 30, 2001

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE TRANSITION PERIOD FROM  TO

  COMMISSION FILE NUMBER 0-12945

                FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.-2
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                FLORIDA                                59-2313852
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

 TWO NORTH RIVERSIDE PLAZA, SUITE 600,                   60606-2607
           CHICAGO, ILLINOIS                           (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                            June 30,
                              2001     December 31,
                           (Unaudited)     2000
---------------------------------------------------
ASSETS
Cash and cash equivalents  $6,275,600   $6,187,600
Other assets                    1,300        1,300
---------------------------------------------------
                           $6,276,900   $6,188,900
---------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and
  accrued expenses         $   87,600   $   86,000
 Due to Affiliates              6,200        1,400
 Other liabilities              2,800        1,300
---------------------------------------------------
                               96,600       88,700
---------------------------------------------------
Partners' capital:
 General Partner               79,500       78,700
 Limited Partners (84,886
  Units issued and
  outstanding)              6,100,800    6,021,500
---------------------------------------------------
                            6,180,300    6,100,200
---------------------------------------------------
                           $6,276,900   $6,188,900
---------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 2001 (Unaudited) and the year ended December 31, 2000
(All dollars rounded to nearest 00s)

                                                 General  Limited
                                                 Partner  Partners    Total
------------------------------------------------------------------------------
Partners' capital, January 1, 2000               $76,200 $5,775,100 $5,851,300
Net income for the year ended December 31, 2000    2,500    246,400    248,900
------------------------------------------------------------------------------
Partners' capital, December 31, 2000              78,700  6,021,500  6,100,200
Net income for the
 six months ended June 30, 2001                      800     79,300     80,100
------------------------------------------------------------------------------
Partners' capital, June 30, 2001                 $79,500 $6,100,800 $6,180,300
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                            2001    2000
--------------------------------------------------------------------------
Income:
 Interest                                                  $69,400 $91,200
--------------------------------------------------------------------------
Expenses:
 General and administrative:
  Affiliates                                                 5,200   2,800
  Nonaffiliates                                             32,600  28,500
--------------------------------------------------------------------------
                                                            37,800  31,300
--------------------------------------------------------------------------
Income before state income tax expense                      31,600  59,900
State income tax expense                                     1,100   1,900
--------------------------------------------------------------------------
Net income                                                 $30,500 $58,000
--------------------------------------------------------------------------
Net income allocated to General Partner                    $   300 $   600
--------------------------------------------------------------------------
Net income allocated to Limited Partners                   $30,200 $57,400
--------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (84,886
 Units outstanding)                                        $  0.36 $  0.68
--------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             2001     2000
----------------------------------------------------------------------------
Income:
 Interest                                                  $155,300 $183,900
----------------------------------------------------------------------------
Expenses:
 General and administrative:
  Affiliates                                                  7,000    5,700
  Nonaffiliates                                              64,900   66,100
----------------------------------------------------------------------------
                                                             71,900   71,800
----------------------------------------------------------------------------
Income before state income tax expense                       83,400  112,100
State income tax expense                                      3,300    1,900
----------------------------------------------------------------------------
Net income                                                 $ 80,100 $110,200
----------------------------------------------------------------------------
Net income allocated to General Partner                    $    800 $  1,100
----------------------------------------------------------------------------
Net income allocated to Limited Partners                   $ 79,300 $109,100
----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (84,886
 Units outstanding)                                        $   0.93 $   1.29
----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          2001       2000
-----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   80,100 $  110,200
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Changes in assets and liabilities:
   Increase (decrease) in accounts payable and accrued
    expenses                                                1,600     (9,800)
   Increase (decrease) in due to Affiliates                 4,800     (2,900)
   Increase in other liabilities                            1,500
-----------------------------------------------------------------------------
    Net cash provided by operating activities              88,000     97,500
-----------------------------------------------------------------------------
Cash flows from investing activities:
 Decrease in investments in debt securities                        2,943,000
-----------------------------------------------------------------------------
    Net cash provided by investing activities                  --  2,943,000
-----------------------------------------------------------------------------
    Net cash from financing activities                         --         --
-----------------------------------------------------------------------------
Net increase in cash and cash equivalents                  88,000  3,040,500
Cash and cash equivalents at the beginning of the
 period                                                 6,187,600  3,017,500
-----------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $6,275,600 $6,058,000
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2001

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 2001 are not necessarily indicative of the operating results for the year ending December 31, 2001.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. For the quarter and six months ended June 30, 2001 and 2000, the General Partner was not paid a Partnership Management Fee.

Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and six months ended June 30, 2001, the General Partner was allocated Net Profits of $300 and $800, respectively. For the quarter and six months ended June 30, 2000, the General Partner was allocated Net Profits, of $600 and $1,100, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 2001 were as follows:

                                          Paid
                                     --------------
                                              Six
                                     Quarter Months Payable
-----------------------------------------------------------
Reimbursement of expenses, at cost:
 --Investor communications           $1,100  $2,200 $6,200
-----------------------------------------------------------

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

OPERATIONS
Net income increased by $27,500 and $30,100 for the quarter and six-months ended June 30, 2001 when compared to the quarter and six-months ended June 30, 2000, respectively. The decreases were primarily due to the decrease in interest earned on the Partnership's short-term investments, which was due to the decrease in interest rates earned on those investments.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position of $88,000 for the six months ended June 30, 2001 was primarily the result of net cash provided by operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of June 30, 2001 were comprised of amounts held for the Lakewood environmental matter (as hereafter discussed) and Partnership liquidation expenses.

The decrease of $9,500 in net cash provided by operating activities for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000 was primarily the result of the decrease in net income partially offset by the timing of the payment of certain of the Partnership's expenses.

Net cash provided by investing activities decreased by $2,943,000 for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000. The decrease was primarily due to the maturity of the Partnership's investments in debt securities in 2000.

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

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended June 30, 2001.

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

                                     FIRST CAPITAL INSTITUTIONAL REAL ESTATE,
                                     LTD.-2

                                     By: FIRST CAPITAL FINANCIAL LLC GENERAL
                                        PARTNER

                                               /s/ DOUGLAS CROCKER II
Date: August 10, 2001                By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                               /s/ PHILIP G. TINKLER
Date: August 10, 2001                By: ______________________________________
                                                   PHILIP G. TINKLER
                                         VICE PRESIDENT--FINANCE AND TREASURER