Form 10-Q
period 2001-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 2001-11-13
CIK 727087

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                               -----------------

                                   FORM 10-Q

                               -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended September 30, 2001

                                  OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from        to

    Commission File Number 0-12945

           First Capital Institutional Real Estate, Ltd.--2
        (Exact name of registrant as specified in its charter)

                Florida                      59-2313852
    (State or other jurisdiction of       (I.R.S. Employer
     incorporation or organization)      Identification No.)

       Two North Riverside Plaza,            60606-2607
               Suite 600,                    (Zip Code)
           Chicago, Illinois
(Address of principal executive offices)

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

BALANCE SHEETS
(All dollars rounded to nearest 00s)


                                        September 30,
                                            2001      December 31,
                                         (Unaudited)      2000
              ----------------------------------------------------

              ASSETS
              Cash and cash equivalents  $6,289,100    $6,187,600
              Other assets                    1,300         1,300
              ----------------------------------------------------
                                         $6,290,400    $6,188,900
              ----------------------------------------------------

              LIABILITIES AND PARTNERS' CAPITAL
              Liabilities:
               Accounts payable and
                 accrued expenses        $   90,800    $   86,000
               Due to Affiliates              5,500         1,400
               Other liabilities              2,800         1,300
              ----------------------------------------------------
                                             99,100        88,700
              ----------------------------------------------------
              Partners' capital:
               General Partner               79,600        78,700
               Limited Partners (84,886
                 Units issued and
                 outstanding)             6,111,700     6,021,500
              ----------------------------------------------------
                                          6,191,300     6,100,200
              ----------------------------------------------------
                                         $6,290,400    $6,188,900
              ----------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 2001
(Unaudited)
and the year ended December 31, 2000
(All dollars rounded to nearest 00s)

                                    General  Limited
                                    Partner  Partners    Total
               --------------------------------------------------
               Partners' capital,
                 January 1, 2000    $76,200 $5,775,100 $5,851,300
               Net income for the
                 year ended
                December 31, 2000     2,500    246,400    248,900
               --------------------------------------------------
               Partners' capital,
                 December 31, 2000   78,700  6,021,500  6,100,200
               Net income for the
                 nine months ended
                September 30, 2001      900     90,200     91,100
               --------------------------------------------------
               Partners' capital,
                 September 30, 2001 $79,600 $6,111,700 $6,191,300
               --------------------------------------------------

                                                                             3
   The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                   2001    2000
-------------------------------------------------
Income:
 Interest                         $57,300 $98,000
-------------------------------------------------
                                   57,300  98,000
-------------------------------------------------
Expenses:
 General and administrative:
   Affiliates                      10,000   2,000
   Nonaffiliates                   36,300  31,700
-------------------------------------------------
                                   46,300  33,700
-------------------------------------------------
Net income                        $11,000 $64,300
-------------------------------------------------
Net income allocated to General
  Partner                         $   100 $   600
-------------------------------------------------
Net income allocated to Limited
  Partners                        $10,900 $63,700
-------------------------------------------------
Net income allocated to Limited
  Partners per Unit (84,886 Units
  outstanding)                    $  0.13 $  0.75
-------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                    2001     2000
---------------------------------------------------
Income:
 Interest                         $212,600 $281,900
---------------------------------------------------
                                   212,600  281,900
---------------------------------------------------
Expenses:
 General and administrative:
   Affiliates                       17,000    7,700
   Nonaffiliates                   104,500   99,700
---------------------------------------------------
                                   121,500  107,400
---------------------------------------------------
Net income                        $ 91,100 $174,500
---------------------------------------------------
Net income allocated to General
  Partner                         $    900 $  1,700
---------------------------------------------------
Net income allocated to Limited
  Partners                        $ 90,200 $172,800
---------------------------------------------------
Net income allocated to Limited
  Partners per Unit (84,886 Units
  outstanding)                    $   1.06 $   2.04
---------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s)

                                         2001       2000
---------------------------------------------------------
Cash flows from operating
  activities:
 Net income                           $   91,100 $  174,500
 Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Changes in assets and
     liabilities:
     Increase (decrease) in
       accounts payable and
       accrued expenses                    4,800    (16,600)
     Increase (decrease) in due
       to Affiliates                       4,100     (2,100)
     Increase in other liabilities         1,500
---------------------------------------------------------
       Net cash provided by
         operating activities            101,500    155,800
---------------------------------------------------------
Cash flows from investing
  activities:
 Decrease in investments in debt
   securities, net                                   54,400
---------------------------------------------------------
       Net cash provided by
         investing activities                 --     54,400
---------------------------------------------------------
       Net cash from financing
         activities                           --         --
---------------------------------------------------------
Net increase in cash and cash
  equivalents                            101,500    210,200
---------------------------------------------------------
Cash and cash equivalents at the
  beginning of the period              6,187,600  3,017,500
---------------------------------------------------------
Cash and cash equivalents at the
  end of the period                   $6,289,100 $3,227,700
---------------------------------------------------------


4
   The accompanying notes are an integral part of the financial statements.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the operating results for the year ending December 31, 2001.

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

2. Related party transactions:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. For the quarter and nine months ended September 30, 2001 and 2000, the General Partner was not paid a Partnership Management Fee.

Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and nine months ended September 30, 2001, the General Partner was allocated Net Profits of $100 and $900, respectively. For the quarter and nine months ended September 30, 2000, the General Partner was allocated Net Profits of $600 and $1,700, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 2001 were as follows:

                                Paid
                           ---------------
                                    Nine
                           Quarter Months  Payable
--------------------------------------------------
Reimbursement of expenses,
  at cost:
 --Accounting              $    -- $    -- $2,000
 --Investor communications  10,700  12,900  3,500
--------------------------------------------------
                           $10,700 $12,900 $5,500
--------------------------------------------------

3. Environmental matter:

In 1996, the General Partner became aware of the existence of hazardous substances in the soil and groundwater under Lakewood Square Shopping Center ("Lakewood"). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the General Partner is unaware of any claims or other matters referred to above against the Partnership. The purchaser's revised remedial action plan (the "Plan") for the site has been approved by the California Regional Water Quality Control Board (the "Water Board"). The remediation is scheduled to begin in 2002, providing the proper permits are obtained. There can be no assurance as to the timing or successful completion of the plan. The General Partner continues to monitor the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances at Lakewood.


TRANSFER AGENT AND REGISTRAR
THE BANK OF NEW YORK
P.O. Box 7090
Troy, Michigan 48007-7090
(800) 447-7364

[LOGO] FIRST CAPITAL
INSTITUTIONAL
REAL ESTATE, Ltd.-2
                                    [Graphic]

sponsored by FIRST CAPITAL FINANCIAL LLC
             Two North Riverside Plaza
       Chicago, Illinois 60606

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

Operations
Net income decreased by $53,300 and $83,400 for the quarter and nine-months ended September 30, 2001 when compared to the quarter and nine-months ended September 30, 2000, respectively. The decreases were primarily due to the decrease in interest earned on the Partnership's short-term investments, which was due to the decrease in interest rates earned on those investments.

Liquidity and Capital Resources
The increase in the Partnership's cash position of $101,500 for the nine months ended September 30, 2001 was primarily the result of net cash provided by operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of September 30, 2001 were comprised of amounts held for the Lakewood environmental matter (as hereafter discussed) and Partnership liquidation expenses.

The decrease of $54,300 in net cash provided by operating activities for the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2000 was primarily the result of the decrease in net income partially offset by the timing of the payment of certain of the Partnership's expenses.

Net cash provided by investing activities decreased by $54,400 for the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2000. The decrease was primarily due to the maturity of the Partnership's investments in debt securities in 2000.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports on Form 8-K filed during the three months ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

-                       FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.--2

                             By: FIRST CAPITAL FINANCIAL LLC
                                GENERAL PARTNER
                                    /S/ DOUGLAS CROCKER II
                        ------------------------------------------------
Date: November 13, 2001      By:
                                      DOUGLAS CROCKER II
                             President and Chief Executive Officer
                                     /S/ PHILIP G. TINKLER
                        ------------------------------------------------
Date: November 13, 2001      By:
                                       PHILIP G. TINKLER
                             Vice President--Finance and Treasurer