Form 10-K405
period 2001-12-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 2002-03-22
CIK 727087

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                               -----------------

                                   FORM 10-K

                               -----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________ to ____________

    Commission File Number 0-12945


                First Capital Institutional Real Estate, Ltd.--2
             (Exact name of registrant as specified in its charter)


                          Florida                 59-2313852
              (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)


       Two North Riverside Plaza,                          60606-2607
               Suite 700,                                  (Zip Code)
           Chicago, Illinois
(Address of principal executive offices)

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

Exhibit Index--Page A-1

================================================================================

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

The business of the Partnership was to invest primarily in existing, improved, income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of income-producing real estate. From May 1984 to May 1986, the Partnership made seven real property investments and purchased 50% interests in four joint ventures, which were each formed with an Affiliated partnership for the purpose of acquiring a 100% interest in certain real property. In addition, in January 1987 the Partnership formed a joint venture with an Affiliated partnership (the "Joint Venture"), in which they were each 50% partners. The Joint Venture was formed for the purpose of entering into a limited partnership agreement with an unaffiliated third party to which the Joint Venture contributed 75% of the total purchase price of a property in order to obtain a preferred majority interest in the limited partnership. All of the Partnership's joint ventures were operated under the common control of First Capital Financial LLC (the "General Partner"). During the year ended 1998, the Partnership sold all of its remaining real property investments. The Partnership is currently addressing post sale matters, including monitoring the remediation of an environmental matter at one of the properties sold during 1997. Upon the successful remediation of the environmental matter and the resolution of other post closing matters, the Partnership will make a liquidating distribution and dissolve.

ITEM 2.  PROPERTIES

During the year ended December 31, 1998, the Partnership sold its remaining property investments.

ITEM 3.  LEGAL PROCEEDINGS

(a & b) The Partnership was not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 2001. Ordinary routine legal matters incidental to the business which were not deemed material, were pursued during the quarter ended December 31, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a, b, c & d) None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for units.

As of March 1, 2002, there were 11,042 Holders of Units.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                    For the Years Ended December 31,
                                                        --------------------------------------------------------
                                                           2001       2000       1999       1998        1997
----------------------------------------------------------------------------------------------------------------
Total revenues                                          $  251,900 $  381,000 $  405,400 $ 6,477,900 $ 6,849,100
Net income                                              $   90,100 $  248,900 $  291,800 $ 7,098,600 $ 4,044,900
Net income allocated to Limited Partners                $   89,200 $  246,400 $  288,900 $ 6,883,800 $ 3,663,600
Net income allocated to Partners per Unit (84,886 Units
  outstanding)                                          $     1.05 $     2.90 $     3.40 $     81.09 $     43.16
Total assets                                            $6,292,100 $6,188,900 $5,996,300 $19,116,600 $30,019,700
Declared distributions to Limited Partners per Unit
  (84,886 Units outstanding) (a)                              None       None       None $    262.36 $    301.44
Return of capital to Limited Partners per Unit (84,886
  Units outstanding) (b)                                      None       None       None $    181.27 $    258.28
Other data:
Investment in:
 Commercial rental properties (net of accumulated
   depreciation and amortization)                             None       None       None        None $10,111,300
 Real estate joint venture                                    None       None       None        None $ 5,311,400
Number of real property interests owned at December 31.       None       None       None        None           3

--------------------------------------------------------------------------------
(a)Distributions to Limited Partners per Unit for the years ended December 31, 1998 and 1997 included Sales Proceeds of $247.36 and $274.94 respectively.
(b)For the purposes of this table, return of capital represents either: 1) the amount by which distributions, if any, exceed net income for the respective year or 2) total distributions, if any, when the Partnership incurs a net loss for the respective year. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by accounting principles generally accepted in the United States ("GAAP"):

                                                                    For the Years Ended December 31,
                                                     --------------------------------------------------------------
                                                       2001       2000         1999          1998          1997
--------------------------------------------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership
  Agreement) (a)                                     $ 90,100  $  248,900  $    291,800  $  1,477,900  $  3,847,700
Items of reconciliation:
 (Cash Flow) from joint venture                                                              (453,100)     (719,500)
 Changes in current assets and liabilities:
   (Increase) decrease in current assets              (11,600)     34,500         2,200        64,400        56,500
   Increase (decrease) in current liabilities          13,100     (56,300)      (50,900)     (133,200)     (184,400)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities            $ 91,600  $  227,100  $    243,100  $    956,000  $  3,000,300
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities       --  $2,943,000  $ (2,943,000) $ 21,546,500  $ 24,877,900
--------------------------------------------------------------------------------------------------------------------
Net cash (used for) financing activities                   --          --  $(13,361,200) $(17,868,500) $(18,007,000)
--------------------------------------------------------------------------------------------------------------------

(a)Cash Flow is defined in the Partnership Agreement as Partnership revenues earned from operations (excluding tenant deposits and proceeds from the sale or disposition of any Partnership properties), minus all expenses incurred (including Operating Expenses and any reserves of revenues from operations deemed reasonably necessary by the General Partner), except depreciation and amortization expenses and capital expenditures, lease acquisition expenditures and the General Partner's Partnership Management Fee.

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-6.

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

The Partnership commenced the Offering of Units on November 10, 1983 and began operations on December 5, 1983, after achieving the required minimum subscription level. On October 15, 1984, the Offering was terminated upon the sale of 84,886 Units. From May 1984 to May 1986, the Partnership made seven real property investments and purchased 50% interests in four joint ventures, which were each formed with an Affiliated partnership for the purpose of acquiring a 100% interest in certain real property. In addition, in January 1987 the Partnership formed a joint venture with an Affiliated partnership (the "Joint Venture"), in which they were each 50% partners. The Joint Venture was formed for the purpose of entering into a partnership agreement with an unaffiliated third party to which the Joint Venture contributed 75% of the total purchase price of a property in order to obtain a preferred majority interest in the limited partnership. All of the Partnership's joint ventures were operated under the common control of First Capital Financial LLC (the "General Partner").

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

Operations

Comparison of the year ended December 31, 2001 to the year ended December 31,
2000
Net income decreased by $158,800 for the year ended December 31, 2001 when compared to the year ended December 31, 2000. The decrease was primarily due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the rates earned on those investments.

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

Liquidity and Capital Resources
The increase in the Partnership's cash position of $91,600 for the year ended December 31, 2001 was the result of net cash provided by operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of December 31, 2001 were comprised of amounts reserved for the Lakewood environmental matter (as hereafter discussed) and Partnership liquidation expenses.

The decrease of $135,500 in net cash provided by operating activities for the year ended December 31, 2001 when compared to the year ended December 31, 2000 was primarily the result of the decrease in net income, as previously discussed.

Net cash provided by investing activities decreased by $2,943,000 for the year ended December 31, 2001 when compared to the year ended December 31, 2000. The decrease was due to the 2000 maturity of the 1999 investments in debt securities.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL
        DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) & (e) DIRECTORS

The Partnership has no directors. First Capital Financial LLC ("FCFC") (formerly known as First Capital Financial Corporation) is the General Partner. The directors of FCFC, as of March 1, 2002, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 2002.

                         Name                   Office
                         ----                   ------
                         Douglas Crocker II... Director
                         Donald J. Liebentritt Director

Douglas Crocker II, 61, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Wellsford Real Properties, Inc. and Ventas Inc. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 31, 1997.

Donald J. Liebentritt, 51, has been Vice President of the General Partner since July 1997 and a Director since May 2000 and is President of Equity Group Investments, LLC ("EGI"), Vice President and Assistant Secretary of Great American Management and Investment and Inc. ("Great American") and was Principal and Chairman of Rosenberg and Liebentritt P.C. until its dissolution in 1999. Mr. Liebentritt has also been a director of Davel Communications, Inc. since November 2000.

(b) & (e) EXECUTIVE OFFICERS

The Partnership does not have any executive officers. The executive officers of the General Partner as of March 1, 2002 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

          Name                                 Office
          ----                                 ------
          Douglas Crocker II... President and Chief Executive Officer
          Donald J. Liebentritt Vice President
          Philip Tinkler....... Vice President-Finance and Treasurer

PRESIDENT AND CEO--See Table of Directors above.

VICE PRESIDENT--See Table of Directors above.

Philip Tinkler, 37, has been Vice President of Finance and Treasurer of the Managing General Partner since April 2001, and has also been Vice
President/Assistant Treasurer of Great American since March 2001, and Treasurer and Vice President of Accounting for EGI since May 2000.

(d) FAMILY RELATIONSHIPS

There are no family relationships among any of the foregoing directors and officers.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION

(a, b, c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended
         December 31, 2001. However, Affiliates of the General Partner do compensate the directors and officers.

For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e)None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)As of March 1, 2002, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 84,886 Units then outstanding.

(b)The Partnership has no directors or executive officers. As of March 1, 2002, the executive officers and directors of the General Partner, as a group, did not own any Units.

(c)None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)Affiliates of the General Partner were entitled to compensation and reimbursements of $28,700 from the Partnership for investor communications and accounting services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. As of December 31, 2001, total fees and reimbursements of $4,400 were due to Affiliates.

   In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 2001, the General Partner was not paid a Partnership Management Fee, and was allocated Net Profits of $900.

(b)None.

(c)No management person is indebted to the Partnership.

(d)None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a, c & d) (1, 2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended December 31, 2001.

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

                                          FIRST CAPITAL INSTITUTIONAL REAL
                                          ESTATE, LTD.-2

                                          By: FIRST CAPITAL FINANCIAL LLC
                                             GENERAL PARTNER

                                               /s/  DOUGLAS CROCKER II
                                          By: _______________________________
Dated:  March 22, 2002
                                                   DOUGLAS CROCKER II
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   /s/  DOUGLAS CROCKER II   March 22, 2002 President, Chief Executive Officer
  --------------------------                  and Director of the General
      DOUGLAS CROCKER II                      Partner

  /s/  DONALD J. LIEBENTRITT March 22, 2002 Vice President and Director of
  --------------------------                  the General Partner
    DONALD J. LIEBENTRITT

     /s/  PHILIP TINKLER     March 22, 2002 Vice President--Finance and
  --------------------------                  Treasurer
        PHILIP TINKLER

INDEX OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                  Pages
         --------------------------------------------------------------
         ---------------------------------------------------------------
         Report of Independent Auditors                             A-2
         Balance Sheets as of December 31, 2001 and 2000            A-3
         Statements of Partners' Capital for the Years Ended
           December 31, 2001, 2000 and 1999                         A-3
         Statements of Income and Expenses for the Years
           Ended December 31, 2001, 2000 and 1999                   A-4
         Statements of Cash Flows for the Years Ended
           December 31, 2001, 2000 and 1999                         A-4
         Notes to Financial Statements                       A-5 to A-6
         --------------------------------------------------- ----------
         --------------------------------------------------------------

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

EXHIBIT (13) Annual Report to Security Holders

The 2000 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

REPORT OF INDEPENDENT AUDITORS

Partners
First Capital Institutional Real Estate, Ltd.--2
Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd.--2 as of December 31, 2001 and 2000, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd.--2 at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Chicago, Illinois
February 28, 2002

BALANCE SHEETS
December 31, 2001 and 2000
(All dollars rounded to nearest 00s)

                                             2001       2000
                ------------------------- ---------- ----------

                ASSETS
                Cash and cash equivalents $6,279,200 $6,187,600
                Other assets                  12,900      1,300
                ------------------------- ---------- ----------
                ------------------------- $6,292,100 $6,188,900
                                          ---------- ----------

                LIABILITIES AND PARTNERS' CAPITAL
                Liabilities:
                 Accounts payable and
                   accrued expenses       $   94,600 $   86,000
                 Due to Affiliates             4,400      1,400
                 Other liabilities             2,800      1,300
                ------------------------- ---------- ----------
                -------------------------    101,800     88,700
                                          ---------- ----------
                Partners' capital:
                 General Partner              79,600     78,700
                 Limited Partners (84,886
                   Units issued and
                   outstanding)            6,110,700  6,021,500
                ------------------------- ---------- ----------
                -------------------------  6,190,300  6,100,200
                                          ---------- ----------
                ------------------------- $6,292,100 $6,188,900
                                          ---------- ----------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 2001, 2000 and 1999
(All dollars rounded to nearest 00s)

                                   General   Limited
                                   Partner   Partners    Total
               ------------------- -------- ---------- ----------
               Partners' capital,
                 January 1, 1999    $73,300 $5,486,200 $5,559,500
               Net income for the
                 year ended
                 December 31, 1999    2,900    288,900    291,800
               ------------------- -------- ---------- ----------
               Partners' capital,
                 December 31, 1999   76,200  5,775,100  5,851,300
               Net income for the
                 year ended
                 December 31, 2000    2,500    246,400    248,900
               ------------------- -------- ---------- ----------
               Partners' capital,
               December 31, 2000     78,700  6,021,500  6,100,200
               Net income for the
                 year ended
                 December 31, 2001      900     89,200     90,100
               ------------------- -------- ---------- ----------
               Partners' capital,
                 December 31, 2001  $79,600 $6,110,700 $6,190,300
               ------------------- -------- ---------- ----------

                                                                            A-3
   The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 2001, 2000 and 1999
(All dollars rounded to nearest 00s except per Unit amounts)

                                                                               2001     2000     1999
---------------------------------------------------------------------------- -------- -------- --------
Income:
 Rental                                                                      $        $        $ 21,100
 Interest                                                                     251,900  381,000  384,300
---------------------------------------------------------------------------- -------- -------- --------
                                                                              251,900  381,000  405,400
---------------------------------------------------------------------------- -------- -------- --------
Expenses:
 Property operating:
   Affiliates                                                                                       200
   Nonaffiliates                                                                                  5,300
 Real estate taxes                                                                               (1,300)
 Repairs and maintenance                                                                          1,700
 General and administrative:
   Affiliates                                                                  28,700    9,400   30,700
   Nonaffiliates                                                              133,100  122,700   77,000
---------------------------------------------------------------------------- -------- -------- --------
                                                                              161,800  132,100  113,600
---------------------------------------------------------------------------- -------- -------- --------
Net income                                                                   $ 90,100 $248,900 $291,800
---------------------------------------------------------------------------- -------- -------- --------
Net income allocated to General Partner                                      $    900 $  2,500 $  2,900
---------------------------------------------------------------------------- -------- -------- --------
Net income allocated to Limited Partners                                     $ 89,200  246,400 $288,900
---------------------------------------------------------------------------- -------- -------- --------
Net income allocated to Limited Partners per Unit (84,886 Units outstanding) $   1.05 $   2.90 $   3.40
---------------------------------------------------------------------------- -------- -------- --------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 2001, 2000 and 1999
(All dollars rounded to nearest 00s)

                                                                                      2001        2000         1999
---------------------------------------------------------------------------------- ----------  ----------  ------------
Cash flows from operating activities:
 Net income                                                                        $   90,100  $  248,900  $    291,800
 Adjustments to reconcile net income to net cash provided by operating activities:
   Changes in assets and liabilities:
     Decrease in rents receivable                                                                  27,800
     (Increase) decrease in other assets                                              (11,600)      6,700         2,200
     Increase (decrease) in accounts payable and                                        8,600     (54,500)
       accrued expenses                                                                                          25,000
     (Decrease) in state income tax payable                                                                     (75,300)
     Increase (decrease) in due to Affiliates                                           3,000      (1,800)        1,200
     Increase (decrease) in other liabilities                                           1,500                    (1,800)
---------------------------------------------------------------------------------- ----------  ----------  ------------
       Net cash provided by operating activities                                       91,600     227,100       243,100
---------------------------------------------------------------------------------- ----------  ----------  ------------
Cash flows from investing activities:
 Decrease (increase) in investments in debt securities                                          2,943,000    (2,943,000)
---------------------------------------------------------------------------------- ----------  ----------  ------------
       Net cash provided by (used for) investing activities                                     2,943,000    (2,943,000)
---------------------------------------------------------------------------------- ----------  ----------  ------------
Cash flows from financing activities:
 Distributions paid to Partners                                                                             (13,361,200)
---------------------------------------------------------------------------------- ----------  ----------  ------------
       Net cash (used for) financing activities                                                             (13,361,200)
---------------------------------------------------------------------------------- ----------  ----------  ------------
Net increase (decrease) in cash and cash equivalents                                   91,600   3,170,100   (16,061,100)
Cash and cash equivalents at the beginning of the year                              6,187,600   3,017,500    19,078,600
---------------------------------------------------------------------------------- ----------  ----------  ------------
Cash and cash equivalents at the end of the year                                   $6,279,200  $6,187,600  $  3,017,500
---------------------------------------------------------------------------------- ----------  ----------  ------------

A-4
   The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2001

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

The Partnership has disposed of its real estate properties. Upon resolution of the environmental matter disclosed in Note 3 and other post closing matters related to the sales of the Partnership's properties, the Partnership will make a liquidating distribution and dissolve.

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

The Partnership's financial statements include financial instruments, including receivables and trade liabilities. The fair value of financial instruments, including cash and cash equivalents, was not materially different from their carrying values at December 31, 2001 and 2000.

2. Related party transactions:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among

                                                                            A-5
   The accompanying notes are an integral part of the financial statements.

them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the years ended December 31, 2001, 2000, and 1999 the General Partner was not paid a Partnership Management Fee. During the years ended December 31, 2001, 2000, and 1999 the General Partner was allocated Net Profits of $900, $2,500, and $2,900, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates for the years ended December 31, were as follows:

                                            For the Years Ended December 31,
                                     -----------------------------------------------
                                          2001            2000            1999
                                     --------------- --------------- ---------------
                                      Paid   Payable  Paid   Payable  Paid   Payable
------------------------------------ ------- ------- ------- ------- ------- -------
Property management and leasing fees $  None $ None  $  None $ None  $   700 $ None
Legal                                   None   None     None   None    5,300   None
Reimbursement of expenses, at cost
 -- Accounting                         2,000   None    3,400   None   11,800  2,000
 -- Investor communication            23,700  4,400    7,800  1,400   15,000  1,200
------------------------------------ ------- ------- ------- ------- ------- -------
                                     $25,700 $4,400  $11,200 $1,400  $32,800 $3,200
------------------------------------ ------- ------- ------- ------- ------- -------

3. Environmental matter:

In 1996, the General Partner became aware of the existence of hazardous substances in the soil and groundwater under Lakewood Square Shopping Center ("Lakewood"). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the General Partner is unaware of any claims or other matters referred to above against the Partnership. The California Regional Water Quality Control Board has approved the purchaser's revised remedial action plan (the "Plan") for the site. The remediation is scheduled to begin in 2002, provided the proper permits are obtained. There can be no assurance as to the timing of successful completion of the Plan. The General Partner continues to monitor the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances at Lakewood.