Form 10-Q
period 2002-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 2002-05-14
CIK 727087

================================================================================

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

    For the period ended March 31, 2002

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

================================================================================

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                          March 31,
                                            2002     December 31,
                                         (Unaudited)     2001
               -------------------------------------------

               ASSETS
               Cash and cash equivalents $6,263,300   $6,279,200
               Other assets                  11,100       12,900
               -------------------------------------------
                                         $6,274,400   $6,292,100
               -------------------------------------------

               LIABILITIES AND PARTNERS' CAPITAL
               Liabilities:
                Accounts payable and
                  accrued expenses       $   94,800   $   94,600
                Due to Affiliates             5,100        4,400
                Other liabilities             3,100        2,800
               -------------------------------------------
                                            103,000      101,800
               -------------------------------------------
               Partners' capital:
                General Partner              79,400       79,600
                Limited Partners (84,886
                  Units issued and
                  outstanding)            6,092,000    6,110,700
               -------------------------------------------
                                          6,171,400    6,190,300
               -------------------------------------------
                                         $6,274,400   $6,292,100
               -------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 2002 (Unaudited) and the year ended December 31, 2001
(All dollars rounded to nearest 00s)

                                  General   Limited
                                  Partner   Partners     Total
              -------------------------------------------
              Partners' capital,
                January 1, 2001   $78,700  $6,021,500  $6,100,200
              Net income for the
                year ended
                December 31, 2001     900      89,200      90,100
              -------------------------------------------
              Partners' capital,
                December 31, 2001  79,600   6,110,700   6,190,300
              Net (loss) for the
                quarter ended
                March 31, 2002       (200)    (18,700)    (18,900)
              -------------------------------------------
              Partners' capital,
                March 31, 2002    $79,400  $6,092,000  $6,171,400
              -------------------------------------------

                                                                             3
   The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 2002 and 2001
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                   2002     2001
             -----------------------------------------------------
             Income:
              Interest                           $ 29,400   85,900
             -----------------------------------------------------
             Expenses:
              General and administrative:
                Affiliates                          4,000    1,800
                Nonaffiliates                      44,300   34,500
             -----------------------------------------------------
                                                   48,300   36,300
             -----------------------------------------------------
             Net (loss) income                   $(18,900) $49,600
             -----------------------------------------------------
             Net (loss) income allocated to
               General Partner                   $   (200) $   500
             -----------------------------------------------------
             Net (loss) income allocated to
               Limited Partners                  $(18,700) $49,100
             -----------------------------------------------------
             Net (loss) income allocated to
               Limited Partners per Unit (84,886
               Units outstanding)                $  (0.22) $  0.58
             -----------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 2002 and 2001
(Unaudited)
(All dollars rounded to nearest 00s)

                                                 2002        2001
           ---------------------------------------------------------
           Cash flows from operating
             activities:
            Net (loss) income                 $  (18,900) $   49,600
            Adjustments to reconcile net
              (loss) income to net cash
              (used for) provided by
              operating activities:
              Changes in assets and
                liabilities:
                Decrease in other
                  assets                           1,800          --
                Increase in accounts
                  payable and accrued
                  expenses                           200      16,100
                Increase in due to
                  Affiliates                         700         700
                Increase in other
                  liabilities                        300       1,500
           ---------------------------------------------------------
                  Net cash (used for)
                    provided by
                    operating activities         (15,900)     67,900
           ---------------------------------------------------------
                  Net cash from
                    investing activities              --          --
           ---------------------------------------------------------
                  Net cash from
                    financing activities              --          --
           ---------------------------------------------------------
           Net (decrease) increase in cash
             and cash equivalents                (15,900)     67,900
           Cash and cash equivalents at
             the beginning of the period       6,279,200   6,187,600
           ---------------------------------------------------------
           Cash and cash equivalents at
             the end of the period            $6,263,300  $6,255,500
           ---------------------------------------------------------

4
    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2002



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

Accounting Policies:
The Partnership has disposed of its real estate properties. Upon resolution of the environmental matter disclosed in Note 3, the Partnership will make a liquidating distribution to Partners and dissolve.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the year ending December 31, 2002.

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing matters related to the properties sold by the Partnership.

Cash equivalents are considered all highly liquid investments with maturities of three months or less when purchased.

Reference is made to the Partnership's Annual Report for the year ended December 31, 2001 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. Related party transactions:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. For the three months ended March 31, 2002 and 2001 the General Partner was not paid a Partnership Management Fee.

Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For each of the three months ended March 31, 2002 and 2001 the General Partner was allocated Net (Losses) Profits of $(200) and $500, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 2002 were as follows:

                                               Paid  Payable
                   -----------------------------------------
                   Reimbursement of expenses,
                     at cost:
                    --Accounting              $1,000 $1,500
                    --Investor communications  2,300  3,600
                   -----------------------------------------
                   Total                      $3,300 $5,100
                   -----------------------------------------

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

                                                                   Two North
                                                      Riverside Plaza

                                                             Chicago, Illinois
                                                      60606

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 2001 for a discussion of the Partnership's business.
Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

The Partnership has substantially completed the disposition phase of its life cycle. The Partnership sold its remaining real property investments and is currently working toward resolution of post closing property sale matters.

Operations
Net income (loss) changed from $49,600 for the three months ended March 31, 2001 to $(18,900) for the three months ended March 31, 2002. The change was primarily due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the rates earned on those investments.

Liquidity and Capital Resources
The decrease in the Partnership's cash position of $15,900 for the three months ended March 31, 2002 was the result of net cash used for operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of March 31, 2002 were comprised of amounts held for the Lakewood environmental matter (as hereafter discussed) and Partnership liquidation expenses.

Net cash provided by (used for) operating activities changed from $67,900 for the three months ended March 31, 2001 to $(15,900) for the three months ended March 31, 2002. The change was primarily due to the change in net results, as previously discussed. In addition, the change was due to the timing of the payment of certain Partnership expenses.

The Partnership has no financial instruments for which there are significant market risks.

As described in Note 3 of Notes to Financial Statements, the Partnership is awaiting resolution of an environmental matter at Lakewood. The General Partner is continuing to monitor the documentation delivered by the purchaser of Lakewood regarding the purchaser's activities to remedy the hazardous substances at Lakewood. There can be no assurance as to the actual timeframe for the remediation or that it will be completed without cost to the Partnership. When the environmental matter is satisfactorily remediated, the Partnership will pay a liquidating distribution to Partners of the remaining assets held by the Partnership, less amounts reserved for administrative expenses and any amounts deemed necessary for contingencies and other post closing matters.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended March 31, 2002.

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

                                          FIRST CAPITAL INSTITUTIONAL REAL
                                            ESTATE, LTD.-2

                                          By: FIRST CAPITAL FINANCIAL LLC
                                             GENERAL PARTNER

                                                /s/  DOUGLAS CROCKER II
Date: May 10, 2002
                                          By:  ______________________________
                                                     DOUGLAS CROCKER II
                                               President and Chief Executive
                                                          Officer

                                                   /s/  PHILIP G. TINKLER
Date: May 10, 2002
                                          By: _________________________________
                                                     PHILIP G. TINKLER
                                                Vice President--Finance and
                                                         Treasurer

8