Form 10-Q
period 2002-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 2002-08-13
CIK 727087

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

    For the period ended June 30, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________ to ____________

    Commission File Number 0-12945

                First Capital Institutional Real Estate, Ltd.-2
            (Exact name of registrant as specified in its charter)

                      Florida                  59-2313852
                  (State or other                (I.R.S.
                   jurisdiction          Employer Identification
                of incorporation or               No.)
                   organization)

             Two North Riverside Plaza,        60606-2607
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

                                          June 30,
                                            2002     December 31,
               --------------------------------------------------

               ASSETS
               Cash and cash equivalents $6,250,400   $6,279,200
               Other assets                  10,500       12,900
               --------------------------------------------------
                                         $6,260,900   $6,292,100
               --------------------------------------------------

               LIABILITIES AND PARTNERS' CAPITAL
               Liabilities:
                Accounts payable and
                  accrued expenses       $   91,500   $   94,600
                Due to Affiliates             9,100        4,400
                Other liabilities             2,800        2,800
               --------------------------------------------------
                                            103,400      101,800
               --------------------------------------------------
               Partners' capital:
                General Partner              79,300       79,600
                Limited Partners (84,886
                  Units issued and
                  outstanding)            6,078,200    6,110,700
               --------------------------------------------------
                                          6,157,500    6,190,300
               --------------------------------------------------
                                         $6,260,900   $6,292,100
               --------------------------------------------------






STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 2002 (Unaudited) and the year ended December 31, 2001
(All dollars rounded to nearest 00s)

                                    General     Limited
                                    Partners   Partners      Total
           ----------------------------------------------------------
           Partners' capital,
             January 1, 2001       $  78,700  $6,021,500  $6,100,200
           Net income for the year
             ended December 31,
             2001                        900      89,200      90,100
           ----------------------------------------------------------
           Partners' capital,
             December 31, 2001        79,600   6,110,700   6,190,300
           Net (loss) for the
             six months ended
             June 30, 2002              (300)    (32,500)    (32,800)
           ----------------------------------------------------------
           Partners' capital,
             June 30, 2002         $  79,300  $6,078,200  $6,157,500
           ----------------------------------------------------------


                                                                             3
    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 2002 and 2001
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                     2002     2001
            --------------------------------------------------------
            Income:
             Interest                              $ 28,300  $69,400
            --------------------------------------------------------
            Expenses:
             General and administrative:
               Affiliates                             5,500    5,200
               Nonaffiliates                         36,700   33,700
            --------------------------------------------------------
                                                     42,200   38,900
            --------------------------------------------------------
            Net (loss) income                      $(13,900) $30,500
            --------------------------------------------------------
            Net (loss) income allocated to General
              Partner                              $   (100) $   300
            --------------------------------------------------------
            Net (loss) income allocated to Limited
              Partners                             $(13,800) $30,200
            --------------------------------------------------------
            Net (loss) income allocated to Limited
              Partners per Unit (84,886 Units
              outstanding)                         $  (0.16) $  0.36
            --------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 2002 and 2001
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                    2002      2001
           ---------------------------------------------------------
           Income:
            Interest                              $ 57,700  $155,300
           ---------------------------------------------------------
           Expenses:
            General and administrative:
              Affiliates                             9,500     7,000
              Nonaffiliates                         81,000    68,200
           ---------------------------------------------------------
                                                    90,500    75,200
           ---------------------------------------------------------
           Net (loss) income                      $(32,800) $ 80,100
           ---------------------------------------------------------
           Net (loss) income allocated to General
             Partner                              $   (300) $    800
           ---------------------------------------------------------
           Net (loss) income allocated to Limited
             Partners                             $(32,500) $ 79,300
           ---------------------------------------------------------
           Net (loss) income allocated to Limited
             Partners per Unit (84,886 Units
             outstanding)                         $  (0.38) $   0.93
           ---------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2002 and 2001
(Unaudited)
(All dollars rounded to nearest 00s)

                                                   2002        2001
          ---------------------------------------------------------
          Cash flows from operating
            activities:
           Net (loss) income                    $  (32,800) $   80,100
           Adjustments to reconcile net
             (loss) income to net cash
             (used for) provided by
             operating activities:
             Changes in assets and
               liabilities:
               Decrease in other assets              2,400          --
               (Decrease) increase in
                 accounts payable and
                 accrued expenses                   (3,100)      1,600
               Increase in due to
                 Affiliates                          4,700       4,800
               Increase in other liabilities            --       1,500
          ---------------------------------------------------------
                 Net cash (used for)
                   provided by
                   operating activities            (28,800)     88,000
          ---------------------------------------------------------
                 Cash from investing
                   activities                           --          --
          ---------------------------------------------------------
                 Cash from financing
                   activities                           --          --
          ---------------------------------------------------------
          Net (decrease) increase in cash
            and cash equivalents                   (28,800)     88,000
          Cash and cash equivalents at the
            beginning of the period              6,279,200   6,187,600
          ---------------------------------------------------------
          Cash and cash equivalents at the
            end of the period                   $6,250,400  $6,275,600
          ---------------------------------------------------------

4
    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2002

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 2002 are not necessarily indicative of the operating results for the year ending December 31, 2002.

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

2. Related party transactions:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. For the quarter and six months ended June 30, 2002 and 2001, the General Partner was not paid a Partnership Management Fee.

Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and six months ended June 30, 2002, the General Partner was allocated Net (Losses) of $(100) and $(300), respectively. For the quarter and six months ended June 30, 2001, the General Partner was allocated Net Profits, of $300 and $800, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 2002 were as follows:

                                                 Paid
                                            --------------
                                                     Six
                                            Quarter Months Payable
              ----------------------------------------------------
              Reimbursement of expenses, at
                cost:
               --Accounting                 $1,500  $2,500 $1,500
               --Investor communications        --   2,400  7,600
              ----------------------------------------------------
              Total                         $1,500  $4,900 $9,100
              ----------------------------------------------------

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

Operations
Net income (loss) changed from $30,500 and $80,100 for the quarter and six-months ended June 30, 2001 to $(13,900) and $(32,800) for the quarter and six-months ended June 30, 2002, respectively. The changes were primarily due to the decrease in interest earned on the Partnership's short-term investments, which was due to the decrease in interest rates earned on those investments.

Liquidity and Capital Resources
The decrease in the Partnership's cash position of $28,800 for the six months ended June 30, 2002 was due to net cash used for operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of June 30, 2002 were comprised of amounts held for the Lakewood environmental matter (as hereafter discussed) and Partnership liquidation expenses.

Net cash provided by (used for) operating activities changed from $88,000 for the six months ended June 30, 2001 to $(28,800) for the six months ended June 30, 2002. The change was primarily due to the decrease in net results as previously discussed.

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

Part II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: 99.1: Certification Of Periodic Financial Report Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002,
18 U.S.C. Section 1350.

(b) Reports on Form 8-K

There were no reports filed on Form 8-K for the three months ended June 30, 2002.

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


                                          FIRST CAPITAL INSTITUTIONAL REAL
                                            ESTATE, LTD.-2

                                          By: FIRST CAPITAL FINANCIAL LLC
                                             GENERAL PARTNER

                                                /s/  DOUGLAS CROCKER II
Date: August 12, 2002
                                          By:  ______________________________
                                                     DOUGLAS CROCKER II
                                               President and Chief Executive
                                                          Officer

                                                   /s/  PHILIP G. TINKLER
Date: August 12, 2002
                                          By: _________________________________
                                                     PHILIP G. TINKLER
                                                Vice President--Finance and
                                                         Treasurer

8