Form 10-Q
period 2002-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 2002-11-13
CIK 727087

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

         For the period ended September 30, 2002

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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                        September 30,
                                            2002      December 31,
                                         (Unaudited)      2001
              ----------------------------------------------------

              ASSETS
              Cash and cash equivalents   6,259,900     6,279,200
              Other assets                   10,100        12,900
              ----------------------------------------------------
                                         $6,270,000    $6,292,100
              ----------------------------------------------------

              LIABILITIES AND PARTNERS' CAPITAL
              Liabilities:
               Accounts payable and
                 accrued expenses        $   98,900    $   94,600
               Due to Affiliates             14,700         4,400
               Other liabilities              2,800         2,800
              ----------------------------------------------------
                                            116,400       101,800
              ----------------------------------------------------
              Partners' capital:
               General Partner               79,200        79,600
               Limited Partners (84,886
                 Units issued and
                 outstanding)             6,074,400     6,110,700
              ----------------------------------------------------
                                          6,153,600     6,190,300
              ----------------------------------------------------
                                         $6,270,000    $6,292,100
              ----------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 2002 (Unaudited) and the year ended December 31, 2001
(All dollars rounded to nearest 00s)

                                  General   Limited
                                  Partner   Partners      Total
             -----------------------------------------------------
             Partners' capital,
               January 1, 2001    $78,700  $6,021,500  $6,100,200
             Net income for
               the year ended
               December 31, 2001      900      89,200      90,100
             -----------------------------------------------------
             Partners' capital,
               December 31, 2001   79,600   6,110,700   6,190,300
             Net (loss) for the
               nine months ended
               September 30, 2002    (400)    (36,300)    (36,700)
             -----------------------------------------------------
             Partners' capital,
               September 30, 2002 $79,200  $6,074,400  $6,153,600
             -----------------------------------------------------

                                                                             3
   The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 2002 and 2001
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                     2002    2001
            -------------------------------------------------------
            Income:
             Interest                              $27,300  $57,300
            -------------------------------------------------------
                                                    27,300   57,300
            -------------------------------------------------------
            Expenses:
             General and administrative:
               Affiliates                            5,700   10,000
               Nonaffiliates                        25,500   36,300
            -------------------------------------------------------
                                                    31,200   46,300
            -------------------------------------------------------
            Net (loss) income                      $(3,900) $11,000
            -------------------------------------------------------
            Net (loss) income allocated to General
              Partner                              $  (100) $   100
            -------------------------------------------------------
            Net (loss) income allocated to Limited
              Partners                             $(3,800) $10,900
            -------------------------------------------------------
            Net (loss) income allocated to Limited
              Partners per Unit (84,886 Units
              outstanding)                         $ (0.04) $  0.13
            -------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 2002 and 2001
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                    2002      2001
           ---------------------------------------------------------
           Income:
            Interest                              $ 85,000  $212,600
           ---------------------------------------------------------
                                                    85,000   212,600
           ---------------------------------------------------------
           Expenses:
            General and administrative:
              Affiliates                            15,200    17,000
              Nonaffiliates                        106,500   104,500
           ---------------------------------------------------------
                                                   121,700   121,500
           ---------------------------------------------------------
           Net (loss) income                      $(36,700) $ 91,100
           ---------------------------------------------------------
           Net (loss) income allocated to General
             Partner                              $   (400) $    900
           ---------------------------------------------------------
           Net (loss) income allocated to Limited
             Partners                             $(36,300) $ 90,200
           ---------------------------------------------------------
           Net (loss) income allocated to Limited
             Partners per Unit (84,886 Units
             outstanding)                         $  (0.43) $   1.06
           ---------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2002 and 2001
(Unaudited)
(All dollars rounded to nearest 00s)

                                                   2002        2001
          ---------------------------------------------------------
          Cash flows from operating
            activities:
           Net (loss) income                    $  (36,700) $   91,100
           Adjustments to reconcile net
             (loss) income to net cash
             (used for) provided by
             operating activities:
             Changes in assets and
               liabilities:
               Decrease in other assets              2,800
               Increase in accounts
                 payable and accrued
                 expenses                            4,300       4,800
               Increase in due to
                 Affiliates                         10,300       4,100
               Increase in other liabilities            --       1,500
          ---------------------------------------------------------
                 Net cash (used for)
                   provided by
                   operating activities            (19,300)    101,500
          ---------------------------------------------------------
                 Net cash provided by
                   investing activities                 --          --
          ---------------------------------------------------------
                 Net cash from financing
                   activities:                          --          --
          ---------------------------------------------------------
          Net (decrease) increase in cash
            and cash equivalents                   (19,300)    101,500
          Cash and cash equivalents at the
            beginning of the period              6,279,200   6,187,600
          ---------------------------------------------------------
          Cash and cash equivalents at the
            end of the period                   $6,259,900  $6,289,100
          ---------------------------------------------------------


4
   The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 2002 are not necessarily indicative of the operating results for the year ending December 31, 2002.

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

2. Related party transactions:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. For the quarter and nine months ended September 30, 2002 and 2001, the General Partner was not paid a Partnership Management Fee.

Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and nine months ended September 30, 2002, the General Partner was allocated Net (Losses) of $(100) and $(400), respectively. For the quarter and nine months ended September 30, 2001, the General Partner was allocated Net Profits of $100 and $900, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 2002 were as follows:

                                               Paid
                                          --------------
                                                   Nine
                                          Quarter Months Payable
               -------------------------------------------------
               Reimbursement of expenses,
                 at cost:
                --Accounting                $--   $2,500 $ 3,000
                --Investor communications    --    2,400  11,700
               -------------------------------------------------
                                            $--   $4,900 $14,700
               -------------------------------------------------

3. Environmental matter:

In 1996, the General Partner became aware of the existence of hazardous substances in the soil and groundwater under Lakewood Square Shopping Center ("Lakewood"). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the General Partner is unaware of any claims or other matters referred to above against the Partnership. The purchaser has completed the initial stage of the Remedial Action Plan which was approved by the Los Angeles Regional Water Quality Control Board ("Water Board"). However, there can be no assurance as to the timing of the completion of the remediation process. The General Partner continues to monitor the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances at Lakewood.

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

Operations
Net income (loss) changed from $11,000 and $91,100 for the quarter and nine-months ended September 30, 2001 to $(3,900) and $(36,700) for the quarter and nine-months ended September 30, 2002, respectively. The changes were primarily due to the decrease in interest earned on the Partnership's short-term investments, which was due to the decrease in interest rates earned on those investments.

Liquidity and Capital Resources
The decrease in the Partnership's cash position of $19,300 for the nine months ended September 30, 2002 was due to net cash used for operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of September 30, 2002 were comprised of amounts held for the Lakewood environmental matter (as hereafter discussed) and Partnership liquidation expenses.

Net cash provided by (used for) operating activities changed from $101,500 for the nine months ended September 30, 2001 to $(19,300) for the nine months ended September 30, 2002. The change was primarily due to the decrease in net results as previously discussed.

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

Item 4. Controls and Procedures.
Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, First Capital Financial, L.L.C. ("FCF"), the general partner of the Partnership, carried out an evaluation, under supervision and with the participation of FCF's management, including FCF's President and Chief Executive Officer and FCF's Vice President--Finance, of the effectiveness of the design and operation of the Partnership disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Executive Officer and the Vice President--Finance concluded that the Partnership disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership. There have been no significant changes to the internal controls of the Partnership or in other factors that could significantly affect the internal controls subsequent to the completion of this evaluation.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: 99.1: Certification Of Periodic Financial Report Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.-2

                               By:    FIRST CAPITAL FINANCIAL LLC
                                      GENERAL PARTNER

       Date: November 13, 2002               /S/  DOUGLAS CROCKER II
                               By:    -------------------------------------
                                               DOUGLAS CROCKER II
                                      President and Chief Executive Officer

       Date: November 13, 2002               /S/  PHILIP G. TINKLER
                               By:    -------------------------------------
                                                PHILIP G. TINKLER
                                      Vice President--Finance and Treasurer

FORM OF SECTION 302 CERTIFICATION

I, Douglas Crocker, President and Chief Executive Officer of First Capital Financial, L.L.C., the general partner of First Capital Institutional Real Estate, Ltd.-2, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of First Capital Institutional Real Estate, Ltd.-2;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                          /S/  DOUGLAS CROCKER
                                          --------------------------------------
                                          DOUGLAS CROCKER
                                          President and Chief Executive Officer

FORM OF SECTION 302 CERTIFICATION

I, Philip Tinkler, Vice President--Finance and Treasurer of First Capital Financial, L.L.C., the general partner of First Capital Institutional Real Estate, Ltd.-2, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of First Capital Institutional Real Estate, Ltd.-2;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                          /S/  PHILIP TINKLER
                                          --------------------------------------
                                          PHILIP TINKLER
                                          Vice President--Finance and Treasurer

10