Form 10-K
period 2002-12-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 2003-03-28
CIK 727087

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

    For the fiscal year ended December 31, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________ to _________

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

Exhibit Index--Page A-1

================================================================================

PART I

ITEM 1.  BUSINESS

The registrant, First Capital Institutional Real Estate, Ltd.- 2 (the "Partnership"), is a limited partnership organized in 1983 under the Florida Uniform Limited Partnership Law and the business of the Partnership was to invest primarily in existing, improved, income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of income-producing real estate. During the year ended 1998, the Partnership sold all of its remaining real property investments. The Partnership is currently addressing post sale matters, including monitoring the remediation of an environmental matter at one of the properties sold during 1997. Upon the successful remediation of the environmental matter and the resolution of other post closing matters, the Partnership will make a liquidating distribution and dissolve. Capitalized terms used in this report have the same meaning as those terms in the Partnership's Registration Statement.

ITEM 2.  PROPERTIES

The Partnership does not currently own any property investments.

ITEM 3.  LEGAL PROCEEDINGS

(a & b) The Partnership was not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 2002. Ordinary routine legal matters incidental to the business which were not deemed material, were pursued during the quarter ended December 31, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a,b,c & d)  None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for units.

As of March 1, 2003, there were 10,968 Holders of Units.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                     For the Years Ended December 31,
                                                         --------------------------------------------------------
                                                            2002        2001       2000       1999       1998
-----------------------------------------------------------------------------------------------------------------
Total revenues                                           $  108,800  $  251,900 $  381,000 $  405,400 $ 6,477,900
Net (loss) income                                        $  (47,600) $   90,100 $  248,900 $  291,800 $ 7,098,600
Net (loss) income allocated to Limited Partners          $  (47,100) $   89,200 $  246,400 $  288,900 $ 6,883,800
Net (loss) income allocated to Limited Partners per Unit
  (84,886 Units outstanding)                             $    (0.55) $     1.05 $     2.90 $     3.40 $     81.09
Total assets                                             $6,239,300  $6,292,100 $6,188,900 $5,996,300 $19,116,600
Declared distributions to Limited Partners per Unit
  (84,886 Units outstanding) (a)                               None        None       None       None $    262.36
Return of capital to Limited Partners per Unit (84,886
  Units outstanding) (b)                                       None        None       None       None $    181.27
-----------------------------------------------------------------------------------------------------------------

a) Distributions to Limited Partners per Unit for the year ended December 31, 1998 included property sale proceeds of $247.36 respectively.
b) For the purposes of this table, return of capital represents either: 1) the amount by which distributions, if any, exceed net income for the respective year or 2) total distributions, if any, when the Partnership incurs a net loss for the respective year. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash (Deficit) Flow (as defined in the Partnership Agreement) to cash flow (used for) provided by operating activities as determined by accounting principles generally accepted in the United States ("GAAP"):

                                                                  For the Years Ended December 31,
                                                     ----------------------------------------------------------
                                                       2002      2001       2000         1999          1998
----------------------------------------------------------------------------------------------------------------
Cash (Deficit) Flow (as defined in the Partnership
  Agreement) (a)                                     $(47,600) $ 90,100  $  248,900  $    291,800  $  1,477,900
Items of reconciliation:
 (Cash Flow) from joint venture                                                                        (453,100)
Changes in current assets and liabilities:
 Decrease (increase) in current assets                  4,200   (11,600)     34,500         2,200        64,400
 (Decrease) increase in current liabilities            (5,200)   13,100     (56,300)      (50,900)     (133,200)
----------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by operating activities $(48,600) $ 91,600  $  227,100  $    243,100  $    956,000
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities       --        --  $2,943,000  $   (294,300) $ 21,546,500
----------------------------------------------------------------------------------------------------------------
Net cash (used for) financing activities                   --        --          --  $(13,361,200) $(17,868,500)
----------------------------------------------------------------------------------------------------------------

a) Cash (Deficit) Flow is defined in the Partnership Agreement as Partnership revenues earned from operations (excluding tenant deposits and proceeds from the sale or disposition of any Partnership properties), minus all expenses incurred (including Operating Expenses and any reserves of revenues from operations deemed reasonably necessary by the General Partner), except depreciation and amortization expenses and capital expenditures, lease acquisition expenditures and the General Partner's Partnership Management Fee.

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "prospects", "estimated", "should", "may" or the negative thereof or other variations thereon or comparable terminology indicating the Partnership's expectations or beliefs concerning future events. The Partnership cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

The Partnership is in the disposition phase of its life cycle and no longer receives income generated from real property interests.

Operations

Comparison of the year ended December 31, 2002 to the year ended December 31,
2001

Net income (loss) changed from $90,100 for the year ended December 31, 2001 to $(47,600) for the year ended December 31, 2002. The change was primarily due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the rates earned on those investments.

Comparison of the year ended December 31, 2001 to the year ended December 31,
2000

Net income decreased by $158,800 for the year ended December 31, 2001 when compared to the year ended December 31, 2000. The decrease was primarily due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the rates earned on those investments.

Liquidity and Capital Resources

The decrease in the Partnership's cash position of $48,600 for the year ended December 31, 2002 was the result of net cash used for operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of December 31, 2002 were comprised of amounts reserved for the Lakewood Square Shopping Center ("Lakewood") (sold in 1997) environmental matter (as hereafter discussed) and Partnership liquidation expenses.

Net cash provided by (used for) operating activities changed from $91,600 for the year ended December 31, 2001 to $(48,600) for the year ended December 31, 2002. The change was primarily the result of the decrease in net income, as previously discussed.

The Partnership has no financial instruments for which there are significant market risks.

As described in Note 3 of the Notes to Financial Statements, the Partnership is awaiting resolution of an environmental matter at Lakewood. The General Partner is continuing to monitor the documentation delivered by the purchaser of Lakewood regarding the purchaser's activities to remedy the hazardous substances at Lakewood. There can be no assurance as to the actual timeframe for the remediation or that it will be completed without cost to the Partnership. As a result of this, it will be necessary for the Partnership to remain in existence and maintain a reserve for any such costs. When the environmental matter at Lakewood is remediated to the satisfaction of the Partnership, Limited Partners will receive a final liquidating distribution of the remaining cash held by the Partnership, less amounts reserved for administrative expenses and any amounts deemed necessary to resolve, or provide for, any post-closing matters.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedules and Exhibits."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) & (e) DIRECTORS

The Partnership has no directors. First Capital Financial, L.L.C. ("General Partner") (formerly known as First Capital Financial Corporation) is the general partner of the Partnership. The directors as of March 1, 2003, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of the General Partner will be held in June 2003.

                           Name                   Office
                           ----                  --------
                       Donald J. Liebentritt.... Director

Donald J. Liebentritt, 52, has been President and Chief Executive Officer since December 2002, a Director since May 2000 and was a Vice President from May 2000 until December 2002. Mr. Liebentritt is President of Equity Group Investments, L.L.C. ("EGI"), Vice President and Assistant Secretary of Great American Management and Investment, Inc. ("Great American") and was Principal and Chairman of Rosenberg and Liebentritt P.C. until its dissolution in 1999.

(b) & (e) EXECUTIVE OFFICERS

The Partnership does not have any executive officers. The executive officers of the General Partner as of March 1, 2003 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

            Name                                 Office
            ----                                 ------
         Donald J. Liebentritt... President and Chief Executive Officer
         Philip Tinkler.......... Vice President--Finance and Treasurer

Donald J. Liebentritt- See Table of Directors above.

Philip Tinkler, 38, has been Vice President of Finance and Treasurer of the General Partner since April 2001, has been Vice President/ Assistant Treasurer of Great American since March 2001, and has been Treasurer and Vice President of Accounting for EGI since May 2000. Mr. Tinkler has been Chief Financial Officer of Danielson Holding Company since January 2003.

(d) FAMILY RELATIONSHIPS

There are no family relationships among any of the foregoing directors and officers.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION

(a,b,c,d,g,h,i,j and k)  As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 2002. However, Affiliates of the General Partner do compensate the directors and officers.

For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e and f) None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plans

As stated in Item 10, the Partnership has no officers or directors. Neither the Partnership nor the General Partner maintains an Equity Compensation Plan.

Security Ownership


(a)As of March 1, 2003, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 84,886 Units then outstanding.

(b)The Partnership has no directors or executive officers. As of March 1, 2003, the executive officers and directors of the General Partner, as a group, did not own any Units.

(c)None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)Affiliates of the General Partner were entitled to compensation and reimbursements of $24,000 from the Partnership for investor communications and accounting services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. As of December 31, 2002, there were no fees and reimbursements due to affiliates.

   In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management

   Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 2002, the General Partner was not paid a Partnership Management Fee, and was allocated Net Losses of $500.

(b) None.

(c) No management person is indebted to the Partnership.

(d) None.

ITEM 14.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Annual Report on Form 10-K, the General Partner carried out an evaluation, under supervision and with the participation of the General Partner's management, including the General Partner's President and Chief Executive Officer and the General Partner's Vice President--Finance, of the effectiveness of the design and operation of the Partnership disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Executive Officer and the Vice President--Finance concluded that the Partnership disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership. There have been no significant changes to the internal controls of the Partnership or in other factors that could significantly affect the internal controls subsequent to the completion of this evaluation.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a,c&d) (1,2&3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST CAPITAL INSTITUTIONAL REAL
                                            ESTATE, LTD.--2

                                          BY:  FIRST CAPITAL FINANCIAL LLC
                                              GENERAL PARTNER
Dated:  March 28, 2003
                                              By:  /s/  DONALD J. LIEBENTRITT
                                                  -----------------------------
                                                      DONALD J. LIEBENTRITT
                                                  President and Chief Executive
                                                             Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/  DONALD J. LIEBENTRITT March 28, 2003 President, Chief Executive Officer and
--------------------------                  Director of the General Partner
  DONALD J. LIEBENTRITT

   /s/  PHILIP TINKLER     March 28, 2003 Vice President--Finance and Treasurer
--------------------------
      PHILIP TINKLER

INDEX OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                               Pages
         --------------------------------------------------- ----------
         Report of Independent Auditors                         A-2
         Balance Sheets as of December 31, 2002 and 2001        A-3
         Statements of Partners' Capital for the Years Ended
           December 31, 2002, 2001 and 2000                     A-3
         Statements of Income and Expenses for the Years
           Ended December 31, 2002, 2001 and 2000               A-4
         Statements of Cash Flows for the Years Ended
           December 31, 2002, 2001 and 2000                     A-4
         Notes to Financial Statements                       A-5 to A-6
         --------------------------------------------------- ----------

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

EXHIBIT (13) Annual Report to Security Holders

The 2002 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (99.1) Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

REPORT OF INDEPENDENT AUDITORS

Partners
First Capital Institutional Real Estate, Ltd.--2
Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd.--2 as of December 31, 2002 and 2001, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd.--2 at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

Chicago, Illinois
February 28, 2003

BALANCE SHEETS
December 31, 2002 and 2001
(All dollars rounded to nearest 00s)

                                                2002       2001
             ------------------------------- ---------- ----------
             ASSETS
             Cash and cash equivalents       $6,230,600 $6,279,200
             Other assets                         8,700     12,900
             ------------------------------- ---------- ----------
                                             $6,239,300 $6,292,100
             ------------------------------- ---------- ----------
             LIABILITIES AND PARTNERS' CAPITAL
             Liabilities:
              Accounts payable and accrued
                expenses                     $   93,800 $   94,600
              Due to Affiliates                      --      4,400
              Other liabilities                   2,800      2,800
             ------------------------------- ---------- ----------
                                                 96,600    101,800
             ------------------------------- ---------- ----------
             Partners' capital:
              General Partner                    79,100     79,600
              Limited Partners (84,886 Units
                issued and outstanding)       6,063,600  6,110,700
             ------------------------------- ---------- ----------
                                              6,142,700  6,190,300
             ------------------------------- ---------- ----------
                                             $6,239,300 $6,292,100
             ------------------------------- ---------- ----------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 2002, 2001 and 2000
(All dollars rounded to nearest 00s)

                                    General   Limited
                                    Partner   Partners      Total
            ----------------------- -------  ----------  ----------
            Partners' capital,
              January 1, 2000       $76,200  $5,775,100  $5,851,300
            Net income for the year
              ended December 31,
              2000                    2,500     246,400     248,900
            ----------------------- -------  ----------  ----------
            Partners' capital,
             December 31, 2000       78,700   6,021,500   6,100,200
            Net income for the year
              ended December 31,
              2001                      900      89,200      90,100
            ----------------------- -------  ----------  ----------
            Partners' capital,
             December 31, 2001       79,600   6,110,700   6,190,300
            Net (loss) for the year
              ended December 31,
              2002                     (500)    (47,100)    (47,600)
            ----------------------- -------  ----------  ----------
            Partners' capital,
              December 31, 2002     $79,100  $6,063,600  $6,142,700
            ----------------------- -------  ----------  ----------

   The accompanying notes are an integral part of the financial statements.
                                                                            A-3

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 2002, 2001 and 2000
(All dollars rounded to nearest 00s except per Unit amounts)

                                                                                      2002      2001     2000
---------------------------------------------------------------------------------------------------------------
Income:
 Interest                                                                           $108,800  $251,900  381,000
---------------------------------------------------------------------------------------------------------------
                                                                                     108,800   251,900  381,000
---------------------------------------------------------------------------------------------------------------
Expenses:
 General and administrative:
   Affiliates                                                                         24,000    28,700    9,400
   Nonaffiliates                                                                     132,400   133,100  122,700
---------------------------------------------------------------------------------------------------------------
                                                                                     156,400   161,800  132,100
---------------------------------------------------------------------------------------------------------------
Net (loss) income                                                                   $(47,600) $ 90,100 $248,900
---------------------------------------------------------------------------------------------------------------
Net (loss) income allocated to General Partner                                      $   (500) $    900 $  2,500
---------------------------------------------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners                                     $(47,100) $ 89,200 $246,400
---------------------------------------------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners per Unit (84,886 Units outstanding) $  (0.55) $   1.05 $   2.90
---------------------------------------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 2002, 2001 and 2000
(All dollars rounded to nearest 00s)

                                                                                  2002        2001        2000
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss) income                                                             $  (47,600) $   90,100  $  248,900
 Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
   Changes in assets and liabilities:
     Decrease in rents receivable                                                      --          --      27,800
     Decrease (increase) in other assets                                            4,200     (11,600)      6,700
     (Decrease) increase in accounts payable and accrued expenses                    (800)      8,600     (54,500)
     (Decrease) increase in due to Affiliates                                      (4,400)      3,000      (1,800)
     Increase in other liabilities                                                     --       1,500          --
------------------------------------------------------------------------------------------------------------------
       Net cash (used for) provided by operating activities                       (48,600)     91,600     227,100
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Decrease in investments in debt securities                                            --          --   2,943,000
------------------------------------------------------------------------------------------------------------------
       Net cash provided by investing activities                                       --          --   2,943,000
------------------------------------------------------------------------------------------------------------------
Net cash from financing activities                                                     --          --          --
Net (decrease) increase in cash and cash equivalents                              (48,600)     91,600   3,170,100
Cash and cash equivalents at the beginning of the year                          6,279,200   6,187,600   3,017,500
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the year                               $6,230,600  $6,279,200  $6,187,600
------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the financial statements.
A-4

NOTES TO FINANCIAL STATEMENTS
December 31, 2002

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

The Partnership has disposed of its real estate properties and upon resolution of the environmental matter disclosed in Note 3, the Partnership will make a liquidating distribution and dissolve.

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

The Partnership's financial statements include financial instruments, including receivables and trade liabilities. The fair value of financial instruments, including cash and cash equivalents, was not materially different from their carrying values at December 31, 2002 and 2001.

2. Related party transactions:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the years ended December 31, 2002, 2001, and 2000 the General Partner was not paid a Partnership Management Fee. During the years ended December 31, 2002, 2001, and 2000 the General Partner was allocated Net (Losses) Profits of $(500), $900 and $2,500, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates for the years ended December 31, were as follows:

                                          For the Years Ended December 31,
-                                  -----------------------------------------------
                                        2002            2001            2000
                                   --------------- --------------- ---------------
                                    Paid   Payable  Paid   Payable  Paid   Payable
----------------------------------------------------------------------------------
Reimbursement of expenses, at cost
  --Accounting                     $ 7,000  None   $ 2,000   None  $ 3,400   None
  --Investor communication          21,400  None    23,700  4,400    7,800  1,400
----------------------------------------------------------------------------------
                                   $28,400  None   $25,700 $4,400  $11,200 $1,400
----------------------------------------------------------------------------------

3. Environmental matter:

In 1996, the General Partner became aware of the existence of hazardous substances in the soil and groundwater under Lakewood Square Shopping Center ("Lakewood"). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the General Partner is unaware of any claims or other matters referred to above against the Partnership. The purchaser has completed the initial stage of the Remedial Action Plan which was approved by the Los Angeles Regional Water Quality Control Board. However, there can be no assurance as to the timing of successful completion of the Plan. The General Partner continues to monitor the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances at Lakewood.

FORM OF SECTION 302 CERTIFICATION

I, Donald J. Liebentritt, President and Chief Executive Officer of First Capital Financial, L.L.C., the managing general partner of First Capital Institutional Real Estate, Ltd.--2, certify that:

1. I have reviewed this annual report on Form 10-K of First Capital Institutional Real Estate, Ltd.--2;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003


                                                  /s/  Donald J. Liebentritt
                                                  -----------------------------
                                                  Donald J. Liebentritt
                                                  President and Chief Executive
                                                  Officer

FORM OF SECTION 302 CERTIFICATION

I, Philip Tinkler, Vice President--Finance and Treasurer of First Capital Financial, L.L.C., the general partner of First Capital Institutional Real Estate, Ltd.--2, certify that:

1. I have reviewed this annual report on Form 10-K of First Capital Institutional Real Estate, Ltd.--2;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

                                                  /s/  Philip Tinkler
                                                  -----------------------------
                                                  Philip Tinkler
                                                  Vice President--Finance and
                                                  Treasurer