Form 10-Q
period 2003-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 2003-05-13
CIK 727087

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

    For the period ended March 31, 2003

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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                          March 31,
                                            2003     December 31,
                                         (Unaudited)     2002
               --------------------------------------------------
               ASSETS
               Cash and cash equivalents $6,216,300   $6,230,600
               Other assets                   6,500        8,700
               --------------------------------------------------
                                         $6,222,800   $6,239,300
               --------------------------------------------------

               LIABILITIES AND PARTNERS' CAPITAL
               Liabilities:
                Accounts payable and
                  accrued expenses       $   94,800   $   93,800
                Other liabilities             2,800        2,800
               --------------------------------------------------
                                             97,600       96,600
               --------------------------------------------------
               Partners' capital:
                General Partners             78,900       79,100
                Limited Partners (84,886
                  Units issued and
                  outstanding)            6,046,300    6,063,600
               --------------------------------------------------
                                          6,125,200    6,142,700
               --------------------------------------------------
                                         $6,222,800   $6,239,300
               --------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 2003 (Unaudited) and the year ended December 31, 2002
(All dollars rounded to nearest 00s)

                                  General   Limited
                                  Partners  Partners      Total
              ----------------------------------------------------
              Partners' capital,
                January 1, 2002   $79,600  $6,110,700  $6,190,300
              Net (loss) for the
                year ended
                December 31, 2002    (500)    (47,100)    (47,600)
              ----------------------------------------------------
              Partners' capital,
                December 31, 2002  79,100   6,063,600   6,142,700
              Net (loss) for the
                quarter ended
                March 31, 2003       (200)    (17,300)    (17,500)
              ----------------------------------------------------
              Partners' capital,
                March 31, 2003    $78,900  $6,046,300  $6,125,200
              ----------------------------------------------------

2
   The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 2003 and 2002 (Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                     2003      2002
          ------------------------------------------------------------
          Income:
           Interest                                $ 19,400  $ 29,400
          ------------------------------------------------------------
                                                     19,400    29,400
          ------------------------------------------------------------
          Expenses:
           General and administrative:
             Affiliates                               2,400     4,000
             Nonaffiliates                           34,500    44,300
          ------------------------------------------------------------
                                                     36,900    48,300
          ------------------------------------------------------------
          Net (loss)                               $(17,500) $(18,900)
          ------------------------------------------------------------
          Net (loss) allocated to General Partners $   (200) $   (200)
          ------------------------------------------------------------
          Net (loss) allocated to Limited Partners $(17,300) $(18,700)
          ------------------------------------------------------------
          Net (loss) allocated to Limited Partners
            per Unit (84,886 Units outstanding)    $  (0.20) $  (0.22)
          ------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 2003 and 2002
(Unaudited)
(All dollars rounded to nearest 00s)

                                                  2003        2002
         ----------------------------------------------------------
         Cash flows from operating
           activities:
          Net (loss)                           $  (17,500) $  (18,900)
          Adjustments to reconcile net
            (loss) to net cash (used for)
            operating activities:
            Changes in assets and
              liabilities:
              Decrease in other assets              2,200       1,800
              Increase in accounts
                payable and accrued
                expenses                            1,000         200
              Increase in due to
                Affiliates                             --         700
              Increase in other liabilities            --         300
         ----------------------------------------------------------
         Net cash (used for) operating
           activities                             (14,300)    (15,900)
         ----------------------------------------------------------
         Cash and cash equivalents at the
           beginning of the period              6,230,600   6,279,200
         ----------------------------------------------------------
         Cash and cash equivalents at the
           end of the period                   $6,216,300  $6,263,300
         ----------------------------------------------------------

                                                                             3
   The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2003

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

Accounting policies:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Reference is made to the Partnership's Annual Report for the year ended December 31, 2002, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

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

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing matters related to the properties sold by the Partnership.

2. Related party transactions:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner's Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner's capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the "Excess Balances"), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the three months ended March 31, 2003 and 2002, the General Partner was not paid a Partnership Management Fee. For the three months ended March 31, 2003 and 2002, the General Partner was allocated Net (Losses) of $(200) and $(200), respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates as of March 31, 2003 were as follows:

                                                    Paid  Payable
               --------------------------------------------------
               Reimbursement of expenses, at cost:
                --Accounting                       $2,400  $None
               --------------------------------------------------

3. Environmental matter:

In 1996, the General Partner became aware of the existence of hazardous substances in the soil and groundwater under Lakewood Square Shopping Center ("Lakewood"). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. At the present time, the General Partner is unaware of any claims or other matters referred to above against the Partnership. The purchaser has completed the initial stage of the Remediation Action Plan which was approved by the Los Angeles Regional Water Quality Control Board. However, there can be no assurance as to the timing of the completion of the remediation process. The General Partner continues to monitor the documentation delivered by the purchaser regarding the purchaser's activities to remedy the hazardous substances at Lakewood.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 2002 for a discussion of the Partnership's business.

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

The Partnership has substantially completed the disposition phase of its life cycle. The Partnership has sold its remaining property investments and is working toward resolution of post closing property sale matters.

Operations
Net (loss) changed from $(18,900) for the three months ended March 31, 2002 to $(17,500) for the three months ended March 31, 2003, respectively. The change was primarily due to a reduction in salary expense, accounting fees and other professional fees, as well as a decrease in the interest earned on the Partnership's short-term investments, the result of a decrease in the interest rates earned on those investments.

Liquidity and Capital Resources
The decrease in the Partnership's cash position of $14,300 for the three months ended March 31, 2003 was the result of net cash used for operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of March 31, 2003 were comprised of amounts reserved for the Lakewood Square Shopping Center ("Lakewood") (sold in 1997) environmental matter (as hereafter discussed) and Partnership liquidation expenses.

Net cash (used for) operating activities changed from $(15,900) for the three months ended March 31, 2002 to $(14,300) for the three months ended March 31, 2003. The change was primarily due to the change in net results as previously discussed.

The Partnership has no financial instruments for which there are significant market risks.

As described in Note 3 of the Notes to Financial Statements, the Partnership is awaiting resolution of an environmental matter at Lakewood. The General Partner is continuing to monitor the documentation delivered by the purchaser of Lakewood regarding the purchaser's activities to remedy the hazardous substances at Lakewood. There can be no assurance as to the actual timeframe for the remediation or that it will be completed without cost to the Partnership. As a result of this, it will be necessary for the Partnership to remain in existence and maintain a reserve for such costs. When the environmental matter at Lakewood is remediated to the satisfaction of the Partnership, Limited Partners will receive a final liquidating distribution of the remaining cash held by the Partnership, less amounts reserved for administrative expenses and any amounts deemed necessary to resolve, or provide for, any post-closing matters.

ITEM 4. CONTROLS AND PROCEDURES


Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the General Partner carried out an evaluation, under supervision and with the participation of the General Partner's management, including the General Partner's President and Chief Executive Officer and the General Partner's Vice President--Finance, of the effectiveness of the design and operation of the Partnership disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Executive Officer and the Vice President--Finance concluded that the Partnership disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership. There have been no significant changes to the internal controls of the Partnership or in other factors that could significantly affect the internal controls subsequent to the completion of this evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: 99.1: Certification Of Periodic Financial Report Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.-2

                             By:    FIRST CAPITAL FINANCIAL, L.L.C.
                                    GENERAL PARTNER

          Date: May 13, 2003             /S/  DONALD J. LIEBENTRITT
                             By:    -------------------------------------
                                            DONALD J. LIEBENTRITT
                                    President and Chief Executive Officer

          Date: May 13, 2003                 /S/  PHILIP TINKLER
                             By:    -------------------------------------
                                               PHILIP TINKLER
                                    Vice President--Finance and Treasurer

FORM OF SECTION 302 CERTIFICATION

I, Donald J. Liebentritt, President and Chief Executive Officer of First Capital Financial, L.L.C., the general partner of First Capital Institutional Real Estate, Ltd.-2, certify that:

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

Date: May 13, 2003

                                          /S/  DONALD J. LIEBENTRITT
                                          --------------------------------------
                                          DONALD J. LIEBENTRITT
                                          President and Chief Executive Officer

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

Date: May 13, 2003

                                          /S/  PHILIP TINKLER
                                          ---------------------------
                                          PHILIP TINKLER
                                          Vice President--Finance and Treasurer