Form 10-Q
period 2003-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 2003-11-12
CIK 727087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 0-12945

First Capital Institutional Real Estate, Ltd.—2

(Exact name of registrant as specified in its charter)

Florida	59-2313852
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Two North Riverside Plaza, Suite 700, Chicago, Illinois	60606-2607
(Address of principal executive offices)	(Zip Code)

(312) 207-0020

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership’s Prospectus dated October 19, 1983, included in the Partnership’s Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

(All dollars rounded to nearest 00s)

	September 30, 2003 (Unaudited)	December 31, 2002

ASSETS
Cash and cash equivalents	$6,191,900	$6,230,600
Other assets	4,600	8,700

	$6,196,500	$6,239,300

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accounts payable and accrued expenses	$100,800	$93,800
Other liabilities	2,800	2,800

Total Liabilities	103,600	96,600

Commitments and contingencies for environmental remediation	—	—
Partners' capital:
General Partner	78,600	79,100
Limited Partners (84,886 Units issued and outstanding)	6,014,300	6,063,600

	6,092,900	6,142,700

	$6,196,500	$6,239,300

STATEMENTS OF PARTNERS’ CAPITAL

For the nine months ended September 30, 2003 (Unaudited)

and the year ended December 31, 2002

(All dollars rounded to nearest 00s)

	General Partner	Limited Partners	Total

Partners' capital, January 1, 2002	$79,600	6,110,700	$6,190,300
Net (loss) for the year ended December 31, 2002	(500)	(47,100)	(47,600)

Partners' capital, December 31, 2002	79,100	6,063,600	6,142,700
Net (loss) for the nine months ended September 30, 2003	(500)	(49,300)	(49,800)

Partners' capital, September 30, 2003	$78,600	$6,014,300	$6,092,900

The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES

For the quarters ended September 30, 2003 and 2002

(Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2003	2002

Income:
Interest	$14,400	$27,300

	14,400	27,300

Expenses:
General and administrative:
Affiliates	2,500	5,700
Nonaffiliates	26,200	25,500

	28,700	31,200

Net (loss)	$(14,300)	$(3,900)

Net (loss) allocated to General Partner	$(100)	$(100)

Net (loss) allocated to Limited Partners	$(14,200)	$(3,800)

Net (loss) allocated to Limited Partners per Unit (84,886 Units outstanding)	$(0.17)	$(0.04)

STATEMENTS OF INCOME AND EXPENSES

For the nine months ended September 30, 2003 and 2002

(Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2003	2002

Income:
Interest	$51,100	$85,000

	51,100	85,000

Expenses:
General and administrative:
Affiliates	7,300	15,200
Nonaffiliates	93,600	106,500

	100,900	121,700

Net (loss)	$(49,800)	$(36,700)

Net (loss) allocated to General Partner	$(500)	$(400)

Net (loss) allocated to Limited Partners	$(49,300)	$(36,300)

Net (loss) allocated to Limited Partners per Unit (84,886 Units outstanding)	$(0.58)	$(0.43)

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2003 and 2002

(Unaudited)

(All dollars rounded to nearest 00s)

	2003	2002

Cash flows from operating activities:
Net (loss)	$(49,800)	$(36,700)
Adjustments to reconcile net (loss) to net cash (used for) operating activities:
Changes in assets and liabilities:
Decrease in other assets	4,100	2,800
Increase in accounts payable and accrued expenses	7,000	4,300
Increase in due to Affiliates	—	10,300

Net cash (used for) operating activities	(38,700)	(19,300)
Cash and cash equivalents at the beginning of the period	6,230,600	6,279,200

Cash and cash equivalents at the end of the period	$6,191,900	$6,259,900

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2003

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

Accounting policies:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Reference is made to the Partnership’s Annual Report for the year ended December 31, 2002, for a description of other accounting policies and additional details of the Partnership’s financial condition, results of operations, changes in Partners’ capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

The Partnership has disposed of its real estate properties and upon resolution of the environmental matter disclosed in Note 3, the Partnership will make a liquidating distribution and dissolve.

The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred.

Preparation of the Partnership’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing matters related to the properties sold by the Partnership.

2. Related party transactions:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner’s Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner’s capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the “Excess Balances”), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the quarters and nine months ended September 30, 2003 and 2002, the General Partner was not paid a Partnership Management Fee. For the quarter and nine months ended September 30, 2003, the General Partner was allocated Net (Losses) of $(100) and $(500), respectively. For the quarter and nine months ended September 30, 2002, the General Partner was allocated Net (Losses) of $(100) and $(400), respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 2003 were as follows:

	Paid
	Quarter	Nine months	Payable

Reimbursement of expenses, at cost:
—Accounting	$2,500	$7,300	$	None

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

Operations

Net (loss) changed from $(3,900) and $(36,700) for the quarter and nine months ended September 30, 2002 to $(14,300) and $(49,800) for the quarter and nine months ended September 30, 2003, respectively. The change was primarily due to a reduction in salary expense and other professional fees, offset by a decrease in the interest earned on the Partnership’s short-term investments, the result of a decrease in the interest rates earned on those investments.

Liquidity and Capital Resources

The decrease in the Partnership’s cash position of $(38,700) for the nine months ended September 30, 2003 was the result of net cash used for operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of September 30, 2003 were comprised of amounts reserved for the Lakewood Square Shopping Center (“Lakewood”) (sold in 1997) environmental matter (as hereafter discussed) and Partnership liquidation expenses.

Net cash (used for) operating activities changed from $(19,300) for the nine months ended September 30, 2002 to $(38,700) for the nine months ended September 30, 2003. The change was primarily due to the change in net (loss) as previously discussed.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The principal executive officer of the General Partner, Donald J. Liebentritt, and the principal financial officer of the General Partner, Philip Tinkler, evaluated as of September 30, 2003 the effectiveness of the design and operation of the Partnership’s disclosure controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of the Partnership’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in the Partnership’s internal controls over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1: Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2: Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1: Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—2

	By:	FIRST CAPITAL FINANCIAL, L.L.C. GENERAL PARTNER

Date: November 12, 2003	By:	/S/ DONALD J. LIEBENTRITT
DONALD J. LIEBENTRITT President and Chief Executive Officer

Date: November 12, 2003	By:	/S/ PHILIP TINKLER
PHILIP TINKLER Vice President—Finance and Treasurer