Form 10-K
period 2003-12-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 2004-03-25
CIK 727087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from to                  to

Commission File Number 0-12945

First Capital Institutional Real Estate, Ltd.—2

(Exact name of registrant as specified in its charter)

Florida	59-2313852
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Two North Riverside Plaza, Suite 700, Chicago, Illinois	60606-2607 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (312) 207-0020

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Units

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒     No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐     No    ☒

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated October 25, 1982, included in the Registrant’s Registration Statement on Form S-11 (Registration No. 2-86361), is incorporated herein by reference in Part IV of this report.

Exhibit Index—Page A-1

PART I

ITEM 1.    BUSINESS

The Registrant, First Capital Institutional Real Estate, Ltd.- 2 (the “Partnership”), is a limited partnership organized in 1983 under the Florida Uniform Limited Partnership Law and the business of the Partnership was to invest primarily in existing, improved, income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of income-producing real estate. During the year ended 1998, the Partnership sold all of its remaining real property investments. The Partnership is currently addressing post sale matters, including monitoring the remediation of an environmental matter at one of the properties sold during 1997. When the environmental matter at the property is remediated to the satisfaction of the Partnership, Limited Partners will receive a final liquidating distribution of the remaining cash held by the Partnership, less amounts reserved for administrative expenses and any amounts deemed necessary to resolve, or provide for, any post-closing matters. Capitalized terms used in this report have the same meaning as those terms in the Partnership’s Registration Statement.

ITEM 2.    PROPERTIES

The Partnership does not currently own any property investments.

ITEM 3.    LEGAL PROCEEDINGS

(a & b)    The Partnership was not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 2003. Ordinary routine legal matters incidental to the business which were not deemed material, were pursued during the quarter ended December 31, 2003.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a,b,c & d)    None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for units.

As of February 6, 2004, there were 11,678 Holders of Units.

ITEM 6.    SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2003	2002	2001	2000	1999

Total revenues	$65,800	$108,800	$251,900	$381,000	$405,400
Net (loss) income	$(78,900)	$(47,600)	$90,100	$248,900	$291,800
Net (loss) income allocated to Limited Partners	$(78,100)	$(47,100)	$89,200	$246,400	$288,900
Net (loss) income allocated to Limited Partners per Unit (84,886 Units outstanding)	$(0.92)	$(0.55)	$1.05	$2.90	$3.40
Total assets	$6,173,100	$6,239,300	$6,292,100	$6,188,900	$5,996,300
Declared distributions to Limited Partners per Unit (84,886 Units outstanding)	None	None	None	None	None
Return of capital to Limited Partners per Unit (84,886 Units outstanding) (a)	None	None	None	None	None

a)	For the purposes of this table, return of capital represents either: 1) the amount by which distributions, if any, exceed net income for the respective year or 2) total distributions, if any, when the Partnership incurs a net loss for the respective year. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

ITEM 6.    SELECTED FINANCIAL DATA (Continued)

The following table includes a reconciliation of Cash (Deficit) Flow (as defined in the Partnership Agreement) to net cash (used for) provided by operating activities as determined by accounting principles generally accepted in the United States (“GAAP”):

	For the Years Ended December 31,
	2003	2002	2001	2000	1999

Cash (Deficit) Flow (as defined in the Partnership Agreement) (a)	$(78,900)	$(47,600)	$90,100	$248,900	$291,800
Items of reconciliation:
Changes in current assets and liabilities:
Decrease (increase) in current assets	3,700	4,200	(11,600)	34,500	2,200
Increase (decrease) in current liabilities	12,700	(5,200)	13,100	(56,300)	(50,900)

Net cash (used for) provided by operating activities	$(62,500)	$(48,600)	$91,600	$227,100	$243,100

Net cash provided by (used for) investing activities	—	—	—	$2,943,000	$(2,943,000)

Net cash (used for) financing activities	—	—	—	—	$(13,361,200)

a)	Cash (Deficit) Flow is defined in the Partnership Agreement as Partnership revenues earned from operations (excluding tenant deposits and proceeds from the sale or disposition of any Partnership properties), minus all expenses incurred (including Operating Expenses and any reserves of revenues from operations deemed reasonably necessary by the General Partner), except depreciation and amortization expenses and capital expenditures, lease acquisition expenditures and the General Partner’s Partnership Management Fee.

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-7 in this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The ordinary business of the Partnership is expected to pass through three phases: (i) offering of Units and investment in properties, (ii) operation of properties and (iii) sale or other disposition of properties.

Certain statements in the Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the SEC, all as may be amended from time to time. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Partnership, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Partnership cautions investors that any forward-looking statements made by the Partnership are not guarantees or indicative of future performance. Important assumptions and other important factors could cause actual results to differ materially from those forward-looking statements with respect to the Partnership. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Although the Partnership believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements. The Partnership’s future financial condition and results of operations, as well as any forward-looking statements, are made only as of the date hereof and the partnership does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

The Partnership is in the disposition phase of its life cycle and no longer receives income generated from real property interests.

Operations

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

Net (loss) changed from $(47,600) for the year ended December 31, 2002 to $(78,900) for the year ended December 31, 2003. The change was primarily due to a decrease in salary expense and other professional fees, offset by a decrease in the interest earned on the Partnership’s short-term investments, the result of a decrease in the interest rates earned on those investments.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

Net income decreased by $(137,700) for the year ended December 31, 2002 to a loss of $(47,600) when compared to net income of $90,100 for the year ended December 31, 2001. The change was primarily due to a decrease in the interest earned on the Partnership’s short-term investments, the result of a decrease in the interest rates earned on those investments.

Liquidity and Capital Resources

The decrease in the Partnership’s cash position of $(62,500) for the year ended December 31, 2003 was the result of net cash used for operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of December 31, 2003 were comprised of amounts reserved for the Lakewood Square Shopping Center (“Lakewood”) (sold in 1997) environmental matter (as hereafter discussed) and Partnership liquidation expenses.

Net cash (used for) operating activities changed from $(48,600) for the year ended December 31, 2002 to $(62,500) for the year ended December 31, 2003. The change was primarily due to the change in net (loss) as previously discussed.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report. See page A-1 “Index of Financial Statements, Schedules and Exhibits.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The principal executive officer of the General Partner, Donald J. Liebentritt, and the principal financial officer of the General Partner, Philip Tinkler, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures, as required by Rule 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon the results of that evaluation, these executive officers have concluded that as of the end of the period covered by this annual report, the Partnership’s disclosure controls and procedures were effective in all material respects to ensure that the information required to be disclosed by the Partnership in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

The Partnership also maintains a system of internal control over financial reporting (as defined in Rules 13A-15(f) and 15d-15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. During the most recent fiscal quarter, there have been no changes in internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

The executive officers of the General Partner do not expect that the Partnership’s disclosure controls and procedures or internal controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) & (e) DIRECTORS

The Partnership has no directors. First Capital Financial, L.L.C. (“General Partner”) (formerly known as First Capital Financial Corporation) is the general partner of the partnership. The director of the General Partner as of March 1, 2004, is shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of the General Partner will be held in June 2004.

Name	Office
Donald J. Liebentritt	Director

Donald J. Liebentritt, 53, has been President and Chief Executive Officer since December 2002, a Director since May 2000 and was a Vice President from May 2000 until December 2002. Mr. Liebentritt is President of Equity Group Investments, L.L.C. (“EGI”), Vice President and Assistant Secretary of GAMI Investments, Inc. (“GAMI”) and was Principal and Chairman of Rosenberg and Liebentritt P.C. until its dissolution in 1999.

(b) & (e) EXECUTIVE OFFICERS

The Partnership does not have any executive officers. The executive officers of the General Partner as of March 1, 2004 are shown in the table below. All officers are elected to serve for one year or until their successors are elected and qualified.

Name	Office
Donald J. Liebentritt	President and Chief Executive Officer
Philip Tinkler	Vice President—Finance and Treasurer

Donald J. Liebentritt—See Table of Directors above.

Philip Tinkler, 39, has been Vice President of Finance and Treasurer of the General Partner since April 2001, has been Vice President and Assistant Treasurer of GAMI since March 2001, has been Chief Financial Officer of EGI since January, 2003 and has served in various other capacities for EGI or its predecessor since 1990. Mr. Tinkler has been Chief Financial Officer of Danielson Holding Corporation since January 2003.

(d) FAMILY RELATIONSHIPS

There are no family relationships among any of the foregoing directors and officers.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

(h) & (i) AUDIT COMMITTEE

The Partnership is not subject to the listing requirements of a national exchange, and does not have a separately-designated standing audit committee. The General Partner acts as the Partnership’s audit committee.

(j) CODE OF ETHICS

The Partnership has not adopted a code of ethics that applies to its executive officers. As stated in Item 10(a), the Partnership does not have any executive officers. The executive officers of the General Partner shall be governed by the corporate governance requirements of the General Partner.

ITEM 11.	EXECUTIVE COMPENSATION

(a, -d, g - l) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 2003. However, Affiliates of the General Partner do compensate the directors and officers.

For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e and f) None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan

As stated in Item 10, the Partnership has no Officers or Directors. Neither the Partnership nor the General Partner maintains an Equity Compensation Plans.

Security Ownership

(a)	As of February 6, 2004, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership’s 84,886 Units then outstanding.

(b)	As stated in Item 10, the Partnership has no directors or executive officers. As of March 1, 2004, the executive officers and directors of the General Partner, as a group, did not own any Units.

(c)	None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)	Affiliates of the General Partner were entitled to compensation and reimbursements of $9,700 from the Partnership for investor communications, accounting and other miscellaneous services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. As of December 31, 2003 and 2002, there were no fees and reimbursements due to affiliates.

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner’s Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner’s capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the “Excess Balances”), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the years ended, December 31, 2003, 2002 and 2001, the General Partner was not paid a Partnership Management Fee, and was allocated Net (Losses) Profits of $(800), $(500) and $900 respectively.

(b)	None.

(c)	No management person is indebted to the Partnership.

(d)	None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Ernst & Young L.L.P. for professional services rendered for each of the years ended December 31, 2003 and 2002 in connection with the audits of the Partnership’s financial statements and review of financial statements included in the Partnership’s Form 10-Qs or for services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for each of the referenced years were $7,350 and $6,800, respectively.

Tax Fees

The aggregate fees billed by Ernst & Young L.L.P. for professional services rendered for each of the years ended December 31, 2003 and 2002 for tax compliance related to preparation of the Partnership’s 2003 and 2002 federal and state income tax returns were $2,950 and $2,000, respectively.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a,c&d) (1,2&3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)	Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—2

BY:    FIRST CAPITAL FINANCIAL LLC

GENERAL PARTNER

Dated: March 25, 2004

By:	/s/ DONALD J. LIEBENTRITT
DONALD J. LIEBENTRITT President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DONALD J. LIEBENTRITT DONALD J. LIEBENTRITT	March 25, 2004	President, Chief Executive Officer and Director, of the General Partner

/s/ PHILIP TINKLER PHILIP TINKLER	March 25, 2004	Vice President—Finance and Treasurer

INDEX OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

SCHEDULES FILED AS PART OF THIS REPORT

All schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-31 of the Partnership’s definitive Prospectus dated October 19, 1983; Registration Statement No. 2-86361, filed pursuant to Rule 424 (b), is incorporated herein by reference.

EXHIBIT (13) Annual Report to Security Holders

The 2003 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (31)

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

EXHIBIT (32.1)

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

REPORT OF INDEPENDENT AUDITORS

Partners

First Capital Institutional Real Estate, Ltd.—2

Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd.—2 as of December 31, 2003 and 2002, and the related statements of income and expenses, partners’ capital and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd.—2 at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Chicago, Illinois

March 15, 2004

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—2

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

(All dollars rounded to nearest 00s)

	2003	2002

ASSETS Cash and cash equivalents	$6,168,100	$6,230,600
Other assets	5,000	8,700

	$6,173,100	$6,239,300

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accounts payable and accrued expenses	$106,500	$93,800
Other liabilities	2,800	2,800

Total Liabilities	109,300	96,600

Commitments and contingencies for environmental remediation	—	—
Partners' capital:
General Partner	78,300	79,100
Limited Partners (84,886 Units issued and outstanding)	5,985,500	6,063,600

	6,063,800	6,142,700

	$6,173,100	$6,239,300

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—2

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(All dollars rounded to nearest 00s)

	GENERAL PARTNER	LIMITED PARTNERS	TOTAL

Partners' capital, January 1, 2001	$78,700	$6,021,500	$6,100,200
Net income for the year ended
December 31, 2001	900	89,200	90,100

Partners' capital, December 31, 2001	79,600	6,110,700	6,190,300
Net (loss) for the year ended
December 31, 2002	(500)	(47,100)	(47,600)

Partners' capital, December 31, 2002	79,100	6,063,600	6,142,700
Net (loss) for the year ended
December 31, 2003	(800)	(78,100)	(78,900)

Partners' capital, December 31, 2003	$78,300	$5,985,500	$6,063,800

The accompanying notes are an integral part of the financial statements

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—2

STATEMENTS OF INCOME AND EXPENSES

For the years ended December 31, 2003, 2002 and 2001

(All dollars rounded to nearest 00s except per Unit amounts)

	2003	2002	2001

Income:
Interest	$65,800	$108,800	$251,900

	65,800	108,800	251,900

Expenses:
General and administrative:
Affiliates	9,700	24,000	28,700
Nonaffiliates	135,000	132,400	133,100

	144,700	156,400	161,800

Net (loss) income	$(78,900)	$(47,600)	$90,100

Net (loss) income allocated to General Partner	$(800)	$(500)	$900

Net (loss) income allocated to Limited Partners	$(78,100)	$(47,100)	$89,200

Net (loss) income allocated to Limited Partners per unit (84,886 Units outstanding)	$(0.92)	$(0.55)	$1.05

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—2

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2003, 2002 and 2001

(All dollars rounded to nearest 00s)

	2003	2002	2001

Cash flows from operating activities:
Net income (loss) income	$(78,900)	$(47,600)	$90,100
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Changes in assets and liabilities:
Decrease (increase) in other assets	3,700	4,200	(11,600)
Increase (decrease) in accounts payable and accrued expenses	12,700	(800)	8,600
(Decrease) increase in due to Affiliates	—	(4,400)	3,000
Increase in other liabilities	—	—	1,500

Cash (used in) provided by operating activities	(62,500)	(48,600)	91,600
Cash and cash equivalents at the beginning of the year	6,230,600	6,279,200	6,187,600

Cash and cash equivalents at the end of the year	$6,168,100	$6,230,600	$6,279,200

The accompanying notes are an integral part of the financial statements

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—2

NOTES TO FINANCIAL STATEMENTS

1. Organization and summary of significant accounting policies:

Definition of special terms:

Capitalized terms used in this report have the same meaning as those terms in the Partnership’s Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is included in the Registration Statement.

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

Accounting policies:

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred.

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

The Partnership is not liable for Federal income taxes as the Partners recognize their proportionate share of the Partnership’s income or loss on their income tax returns; therefore, no provision for Federal income taxes is made in the financial statements of the Partnership. It is not practicable for the Partnership to determine the aggregate tax bases of the Limited Partners; therefore, the disclosure of the difference between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—2

NOTES TO FINANCIAL STATEMENTS

Accounting policies: (continued)

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

The Partnership’s financial statements include financial instruments, including receivables and trade liabilities. The fair value of financial instruments, including cash and cash equivalents, was not materially different from their carrying values at December 31, 2003 and 2002.

2. Related party transactions:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner’s Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner’s capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the “Excess Balances”), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the years ended December 31, 2003, 2002, and 2001 the General Partner was not paid a Partnership Management Fee. During the years ended December 31, 2003, 2002, and 2001 the General Partner was allocated Net (Losses) Profits of $(800), $(500) and $900, respectively.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—2

NOTES TO FINANCIAL STATEMENTS

Fees and reimbursements paid and payable by the Partnership to Affiliates for the years ended December 31, were as follows:

	For the Years Ended December 31,
	2003		2002		2001
	Paid	Payable	Paid	Payable	Paid	Payable

Reimbursement of expenses, at cost
—Accounting	$9,700	None	$7,000	None	$2,000	None
—Investor communication	None	None	21,400	None	23,700	$4,400

	$9,700	None	$28,400	None	$25,700	$4,400

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