Form 10-Q
period 2004-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 2004-05-14
CIK 727087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 0-12945

First Capital Institutional Real Estate, Ltd.—2

(Exact name of registrant as specified in its charter)

Florida	59-2313852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two North Riverside Plaza, Suite 700, Chicago, Illinois	60606-2607
(Address of principal executive offices)	(Zip Code)

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

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated October 25, 1982, included in the Registrant’s Registration Statement on Form S-11 (Registration No. 2-86361), is incorporated herein by reference in Part I of this report.

Part I. Financial Information

Item 1. Financial Statements First Capital Institutional Real Estate, Ltd.--2

BALANCE SHEETS

(All dollars rounded to nearest 00s)

	March 31, 2004 (Unaudited)	December 31, 2003

ASSETS
Cash and cash equivalents	$6,166,600	$6,168,100
Other assets	4,900	5,000

	$6,171,500	$6,173,100

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$121,600	$106,500
Due to Affiliates, net	2,400	—
Other liabilities	2,800	2,800

Total Liabilities	126,800	109,300

Commitments and contingencies for environmental remediation	—	—
Partners’ capital:
General Partner	78,100	78,300
Limited Partners (84,886 Units issued and outstanding)	5,966,600	5,985,500

	6,044,700	6,063,800

	$6,171,500	$6,173,100

STATEMENT OF PARTNERS’ CAPITAL

For the quarter ended March 31, 2004 (Unaudited)

(All dollars rounded to nearest 00s)

	General Partner	Limited Partners	Total

Partners’ capital, January 1, 2004	$78,300	$5,985,500	$6,063,800
Net (loss) for the quarter ended March 31, 2004	(200)	(18,900)	(19,100)

Partners’ capital, March 31, 2004	$78,100	$5,966,600	$6,044,700

The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES

For the quarters ended March 31, 2004 and 2003

(Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2004	2003

Income:
Interest	$14,400	$19,400
Other	1,000	—

	15,400	19,400

Expenses:
General and administrative:
Affiliates	2,400	2,400
Nonaffiliates	32,100	34,500

	34,500	36,900

Net (loss)	$(19,100)	$(17,500)

Net (loss) allocated to General Partner	$(200)	$(200)

Net (loss) allocated to Limited Partners	$(18,900)	$(17,300)

Net (loss) allocated to Limited Partners per unit (84,886 Units outstanding)	$(0.22)	$(0.20)

STATEMENTS OF CASH FLOWS

For the quarters ended March 31, 2004 and 2003

(Unaudited)

(All dollars rounded to nearest 00s)

	2004	2003

Cash flows from operating activities:
Net (loss)	$(19,100)	$(17,500)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in assets and liabilities:
Decrease in other assets	100	2,200
Increase in accounts payable and accrued expenses	15,100	1,000
Increase in due to Affiliates	2,400	—

Cash (used in) operating activities	(1,500)	(14,300)
Cash and cash equivalents at the beginning of the period	6,168,100	6,230,600

Cash and cash equivalents at the end of the period	$6,166,600	$6,216,300

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

Accounting policies:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Reference is made to the Partnership’s Annual Report for the year ended December 31, 2003, for a description of other accounting policies and additional details of the Partnership’s financial condition, results of operations, changes in Partners’ capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

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

2. Related party transactions:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner’s Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner’s capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the “Excess Balances”), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the three months ended March 31, 2004 and 2003 the General Partner was not paid a Partnership Management Fee. For the three months ended March 31, 2004 and 2003, the General Partner was allocated Net (Losses) of $(200) and $(200), respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates for the years ended March 31, 2004 were as follows:

	Paid		Payable

Reimbursement of expenses, at cost:
—Accounting	$	None	$2,400

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership’s Annual Report for the year ended December 31, 2003 for a discussion of the Partnership’s business.

Certain statements in the Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the SEC, all as may be amended from time to time. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Partnership, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Partnership cautions investors that any forward-looking statements made by the Partnership are not guarantees or indicative of future performance. Important assumptions and other important factors could cause actual results to differ materially from those forward-looking statements with respect to the Partnership. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

The Partnership has substantially completed the disposition phase of its life cycle. The Partnership has sold its remaining property investments and is working towards resolution of post-closing property sale matters.

Operations

Net (loss) changed from $(17,500) for the three months ended March 31, 2003 to $(19,100) for the three months ended March 31, 2004. The change was primarily due to a decrease in the interest earned on the Partnership’s short-term investments, the result of a decrease in the interest rates earned on those investments.

Liquidity and Capital Resources

The decrease in the Partnership’s cash position of $(1,500) for the three months ended March 31, 2004 was the result of net cash used for operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of March 31, 2004 were comprised of amounts reserved for the Lakewood Square Shopping Center (“Lakewood”) (sold in 1997) environmental matter (as hereafter discussed) and Partnership liquidation expenses.

Net cash (used in) operating activities changed from $(14,300) for the three months ended March 31, 2003 to $(1,500) for the three months ended March 31, 2004. The decrease was primarily due to the increase in outstanding obligations at March 31, 2004, partially offset by the increase in net (loss) as previously discussed.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The principal executive officer of the General Partner, Donald J. Liebentritt, and the principal financial officer of the General Partner, Philip Tinkler, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures, as required by Rule 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon the results of that evaluation, these executive officers have concluded that as of the end of the period covered by this quarterly report, the Partnership’s disclosure controls and procedures were effective in all material respects to ensure that the information required to be disclosed by the Partnership in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1: Certification of Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2: Certification of Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32: Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—2

	By:	FIRST CAPITAL FINANCIAL, L.L.C. GENERAL PARTNER

Date: May 14, 2004	By:	/S/ DONALD J. LIEBENTRITT
DONALD J. LIEBENTRITT President and Chief Executive Officer

Date: May 14, 2004	By:	/S/ PHILIP TINKLER
PHILIP TINKLER Vice President—Finance and Treasurer