Form 10-Q
period 2004-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 2004-08-13
CIK 727087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No  ☒

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated October 25, 1982, included in the Registrant’s Registration Statement on Form S-11 (Registration No. 2-86361), is incorporated herein by reference in Part I of this report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

(All dollars rounded to nearest 00s)

	June 30, 2004 (Unaudited)	December 31, 2003

ASSETS
Cash and cash equivalents	$6,127,300	$6,168,100
Other assets	4,900	5,000

	$6,132,200	$6,173,100

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$108,500	$106,500
Other liabilities	2,800	2,800

Total Liabilities	111,300	109,300

Commitments and contingencies for environmental remediation	—	—
Partners’ capital:
General Partner	77,900	78,300
Limited Partners (84,886 Units issued and outstanding)	5,943,000	5,985,500

	6,020,900	6,063,800

	$6,132,200	$6,173,100

STATEMENT OF PARTNERS’ CAPITAL

For the six months ended June 30, 2004 (Unaudited)

(All dollars rounded to nearest 00s)

	General Partner	Limited Partners	Total

Partners’ capital, January 1, 2004	$78,300	$5,985,500	$6,063,800
Net (loss) for the six months ended
June 30, 2004	(400)	(42,500)	(42,900)

Partners’ capital, June 30, 2004	$77,900	$5,943,000	$6,020,900

The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES

For the quarters ended June 30, 2004 and 2003

(Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2004	2003

Income:
Interest	$14,500	$17,300

	14,500	17,300

Expenses:
General and administrative:
Affiliates	2,400	2,400
Nonaffiliates	35,900	32,900

	38,300	35,300

Net (loss)	$(23,800)	$(18,000)

Net (loss) allocated to General Partner	$(200)	$(200)

Net (loss) allocated to Limited Partners	$(23,600)	$(17,800)

Net (loss) allocated to Limited Partners per unit (84,886 Units outstanding)	$(0.28)	$(0.21)

STATEMENTS OF INCOME AND EXPENSES

For the six months ended June 30, 2004 and 2003

(Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2004	2003

Income:
Interest	$28,900	$36,700
Other	1,000	—

	29,900	36,700

Expenses:
General and administrative:
Affiliates	4,800	4,800
Nonaffiliates	68,000	67,400

	72,800	72,200

Net (loss)	$(42,900)	$(35,500)

Net (loss) allocated to General Partner	$(400)	$(400)

Net (loss) allocated to Limited Partners	$(42,500)	$(35,100)

Net (loss) allocated to Limited Partners per unit (84,886 Units outstanding)	$(0.50)	$(0.41)

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2004 and 2003

(Unaudited)

(All dollars rounded to nearest 00s)

	2004	2003

Cash flows from operating activities:
Net (loss)	$(42,900)	$(35,500)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in assets and liabilities:
Decrease in other assets	100	3,300
Increase (decrease) in accounts payable and accrued expenses	2,000	(1,100)

Cash (used in) operating activities	(40,800)	(33,300)
Cash and cash equivalents at the beginning of the period	6,168,100	6,230,600

Cash and cash equivalents at the end of the period	$6,127,300	$6,197,300

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

Accounting policies:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Reference is made to the Partnership’s Annual Report for the year ended December 31, 2003, for a description of other accounting policies and additional details of the Partnership’s financial condition, results of operations, changes in Partners’ capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

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

2. Related party transactions:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner’s Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner’s capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the “Excess Balances”), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the quarter and six months ended June 30, 2004 and 2003, the General Partner was not paid a Partnership Management Fee. For the quarter and six months ended June 30, 2004, the General Partner was allocated Net (Losses) of $(200) and $(400), respectively. For the quarter and six months ended June 30, 2003, the General Partner was allocated Net (Losses) of $(200) and $(400), respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 2004 were as follows:

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

Operations

Net (loss) changed from $(18,000) and ($35,500) for the quarter and six months ended June 30, 2003 to $(23,800) and ($42,900) for the quarter and six months ended June 30, 2004. The change was primarily due to a decrease in the interest earned on the Partnership’s short-term investments, the result of a decrease in the interest rates earned on those investments.

Liquidity and Capital Resources

The decrease in the Partnership’s cash position of $(40,800) for the six months ended June 30, 2004 was the result of net cash used for operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of June 30, 2004 were comprised of amounts reserved for the Lakewood Square Shopping Center (“Lakewood”) (sold in 1997) environmental matter (as hereafter discussed) and Partnership liquidation expenses.

Net cash (used in) operating activities changed from $(33,300) for the six months ended June 30, 2003 to $(40,800) for the six months ended June 30, 2004. The decrease was primarily due to the increase in net (loss) as previously discussed, partially offset by an increase in outstanding obligations at June 30, 2004.

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

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—2

	By:	FIRST CAPITAL FINANCIAL, L.L.C. GENERAL PARTNER

Date: August 13, 2004	By:	/S/ DONALD J. LIEBENTRITT
DONALD J. LIEBENTRITT President and Chief Executive Officer

Date: August 13, 2004	By:	/S/ PHILIP TINKLER
PHILIP TINKLER Vice President—Finance and Treasurer