Form 10-K
period 2004-12-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 2005-03-30
CIK 727087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-12945

First Capital Institutional Real Estate, Ltd. – 2

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated October 19, 1983, included in the Registrant’s Registration Statement on Form S-11 (Registration No. 2-86361), is incorporated herein by reference in Part IV of this report.

Exhibit Index - Page A-1

PART I

ITEM 1.	BUSINESS

The Registrant, First Capital Institutional Real Estate, Ltd.- 2 (the “Partnership”), is a limited partnership organized in 1983 under the Florida Uniform Limited Partnership Law and the business of the Partnership was to invest primarily in existing, improved, income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of income-producing real estate. During the year ended 1998, the Partnership sold all of its remaining real property investments. The Partnership is currently addressing post sale matters, including monitoring the remediation of an environmental matter at one of the properties sold during 1997 located in Lakewood, California. When the environmental matter at the property is remediated to the satisfaction of the Partnership, Limited Partners will receive a final liquidating distribution of the remaining cash held by the Partnership, less amounts reserved for administrative expenses and any amounts deemed necessary to resolve, or provide for, any post-closing matters. Capitalized terms used in this report have the same meaning as those terms in the Partnership’s Registration Statement. As of December 31, 2004, the Partnership had no employees.

ITEM 2.	PROPERTIES

The Partnership does not currently own any property investments.

ITEM 3.	LEGAL PROCEEDINGS

(a & b) The Partnership was not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 2004. Ordinary routine litigation incidental to the business which were not deemed material, were pursued during the quarter ended December 31, 2004.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a,b,c & d) None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for units.

As of March 1, 2005, there were 10,556 Holders of Limited Partnership Units (the “Units”), who held 84,886 Units.

On December 20, 2004, a dividend of $38.00 was declared and paid to Unit Holders. As set forth in Item 1 of this Form 10-K, the Partnership intends to pay a final liquidating distribution upon the final disposition of certain environmental matters and administrative expenses.

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
Total revenues	$126,000	$65,800	$108,800	$251,900	$381,000
Net (loss) income	$(53,100)	$(78,900)	$(47,600)	$90,100	$248,900
Net (loss) income allocated to Limited Partners	$(52,600)	$(78,100)	$(47,100)	$89,200	$246,400
Net (loss) income allocated to Limited Partners per Unit (84,886 Units outstanding)	$(0.62)	$(0.92)	$(0.55)	$1.05	$2.90
Total assets	$2,489,900	$6,173,100	$6,239,300	$6,292,100	$6,188,900
Declared distributions to Limited Partners per Unit (84,886 Units outstanding)	$38.00	None	None	None	None
Return of capital to Limited Partners per Unit (84,886 Units outstanding) (a)	$38.00	None	None	None	None

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

The following table includes a reconciliation of Cash (Deficit) Flow (as defined in the Partnership Agreement) to net cash (used for) provided by operating activities as determined by accounting principles generally accepted in the United States (“GAAP”):

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
Cash (Deficit) Flow (as defined in the Partnership Agreement) (a)	$(53,100)	$(78,900)	$(47,600)	$90,100	$248,900
Items of reconciliation:
Changes in current assets and liabilities:
(Increase) decrease in current assets	(3,500)	3,700	4,200	(11,600)	34,500
(Decrease) increase in current liabilities	(46,000)	12,700	(5,200)	13,100	(56,300)
Net cash (used in) provided by operating activities	$(102,600)	$(62,500)	$(48,600)	$91,600	$227,100
Net cash provided by investing activities	—	—	—	—	$2,943,000
Net cash (used in) financing activities	$(3,584,100)	—	—	—	—

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

Certain statements in the Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the SEC, all as may be amended from time to time. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Partnership, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward looking statements can be identified by, among other things, the use of forward-looking language, such as “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Partnership cautions investors that any forward-looking statements made by the Partnership are not guarantees or indicative of future performance. Important assumptions and other important factors could cause actual results to differ materially from those forward-looking statements and undue reliance should not be placed on such statements.

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

The Partnership has substantially completed the disposition phase of its life cycle. The Partnership has sold its remaining property investments and is working toward resolution of post-closing property sale matters.

Operations

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

Net (loss) decreased from $(78,900) for the year ended December 31, 2003 to $(53,100) for the year ended December 31, 2004. The decrease was primarily due to the write-off of expenses accrued in a prior period and an increase in interest earned on the partnership’s short-term investments which was due to an increase in the interest rates earned on those investments, partially offset by an increase in the costs related to investor services.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

Net (loss) increased from $(47,600) for the year ended December 31, 2002 to $(78,900) for the year ended December 31, 2003. The increase was primarily due to a decrease in salary expense and other professional fees, offset by a decrease in the interest earned on the Partnership’s short-term investments, the result of a decrease in the interest rates earned on those investments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

The decrease in the Partnership’s cash position of $(3,686,700) for the year ended December 31, 2004 was primarily due to the payment of a special distribution to the Partners. Liquid assets (including cash and cash equivalents) of the Partnership as of December 31, 2004 were comprised of amounts reserved for the Lakewood Square Shopping Center (“Lakewood”) (sold in 1997) environmental matters (as hereafter discussed) and Partnership liquidation expenses.

Net cash (used in) operating activities increased from $(62,500) for the year ended December 31, 2003 to $(102,600) for the year ended December 31, 2004. The increase was primarily due to the change in net (loss) as previously discussed.

The decrease in the Partnership’s cash position of $(62,500) for the year ended December 31, 2003 was the result of net cash used in operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of December 31, 2003 were comprised of amounts reserved for the Lakewood Square Shopping Center (“Lakewood”) (sold in 1997) environmental matters (as hereafter discussed) and Partnership liquidation expenses.

Net cash (used in) operating activities changed from $(48,600) for the year ended December 31, 2002 to $(62,500) for the year ended December 31, 2003. The change was primarily due to the change in net (loss) as previously discussed.

The Partnership has no financial instruments for which there are significant market risks.

As described in Note 3 of the Notes to Financial Statements, the Partnership is awaiting resolution of an environmental matter at Lakewood. The purchaser of Lakewood has completed the initial stage of the Remediation Action Plan which was approved by the Los Angeles Regional Water Quality Control Board. Based on the most recent information made available, the Los Angeles Regional Water Quality Control Board has allowed the current owner to suspend active remediation for the time being but is requiring the owner to continue to monitor the groundwater. It is not known whether further remediation will be required. The General Partner is continuing to monitor the documentation delivered by the successor owner regarding the hazardous substances at Lakewood. Until the environmental matter at Lakewood is resolved to the satisfaction of the General Partner, the Partnership will continue to maintain a reserve.

Under the terms of the Partnership Agreement, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Accordingly, during the quarter ended December 31, 2004, there has been a reallocation of equity between the General Partner and the Limited Partners. Since the final distribution will be contingent upon estimated liquidation and dissolution costs that have not yet been recognized in the financial statements, the amount and timing of the final distribution to the Limited Partners has not yet been determined and may not equal the $2,183,900 reflected on the Balance Sheet as Limited Partners’ Capital.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Off Balance Sheet Arrangements

The Partnership has no “off-balance sheet arrangements” that would be required to be disclosed pursuant to Item 303 of Regulation S-K under the Securities Act of 1934, as amended.

Contractual Obligations

At December 31, 2004, the Partnership had no contractual obligations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Partnership invests its cash primarily in money market accounts and does not utilize market risk sensitive instruments. As a result, the Partnership believes that it is not subject to any material risks arising from changes in interest rates or other market changes that affect market risk sensitive instruments.

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

The General Partner of the Partnership is responsible for establishing and maintaining a system of internal control over financial reporting for the Partnership (as defined in Rules 13A-15(f) and 15d-15(f) under the Exchange Act) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The principal executive officer and principal financial officer of the General Partner have determined that during the most recent fiscal quarter, there have been no changes in internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

ITEM 9A.	CONTROLS AND PROCEDURES (Continued)

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) & (e) DIRECTORS

The Partnership has no directors. First Capital Financial, L.L.C. (“General Partner”) (formerly known as First Capital Financial Corporation) is the general partner of the partnership. The director of the General Partner as of March 1, 2005, is shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of the General Partner will be held in June 2005.

Name	Office
Donald J. Liebentritt	Director

Donald J. Liebentritt, 54, has been President and Chief Executive Officer since December 2002, a Director since May 2000 and was a Vice President from May 2000 until December 2002. Mr. Liebentritt is President of Equity Group Investments, L.L.C. (“EGI”), Vice President and Assistant Secretary of GAMI Investments, Inc. (“GAMI”) and was Principal and Chairman of Rosenberg and Liebentritt P.C. until its dissolution in 1999. Mr. Liebentritt has also served as a Director of Home Products International, Inc. since December 2004.

(b) & (e) EXECUTIVE OFFICERS

The Partnership does not have any executive officers. The executive officers of the General Partner as of March 1, 2005 are shown in the table below. All officers are elected to serve for one year or until their successors are elected and qualified.

Name	Office
Donald J. Liebentritt	President and Chief Executive Officer
Philip Tinkler	Vice President - Finance and Treasurer

Donald J. Liebentritt - See Table of Directors above.

Philip Tinkler, 40, has been Vice President of Finance and Treasurer of the General Partner since April 2001, has been Vice President and Assistant Treasurer of GAMI since March 2001, has been Chief Financial Officer of EGI since January, 2003 and has served in various other capacities for EGI or its predecessor since 1990. Mr. Tinkler was Chief Financial Officer of Danielson Holding Corporation from January 2003 through September 2004.

(d) FAMILY RELATIONSHIPS

There are no family relationships among any of the foregoing directors and officers.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

(h) & (i) AUDIT COMMITTEE

The Partnership is not subject to the listing requirements of a national exchange, and does not have a separately-designated standing audit committee. The General Partner acts as the Partnership’s audit committee. While the Partnership does not have an “audit committee financial expert” (as defined under federal securities laws), the Partnership has available to it through its General Partner, financial experts and financial expertise relating to accounting and auditing matters.

(j) CODE OF ETHICS

The Partnership has not adopted a code of ethics that applies to its executive officers. As stated in Item 10(a), the Partnership does not have any executive officers. The executive officers of the General Partner shall be governed by the corporate governance requirements of the General Partner.

ITEM 11.	EXECUTIVE COMPENSATION

(a, - d, g - l) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 2004. However, Affiliates of the General Partner do compensate the directors and officers.

For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e and f) None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan

As stated in Item 10, the Partnership has no Officers or Directors. Neither the Partnership nor the General Partner maintains an Equity Compensation Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (Continued)

Security Ownership

(a)

The following table sets forth, as of March 1, 2005 (unless otherwise indicated in a footnote), information concerning the beneficial ownership of voting securities of the Partnership by the persons who are known by the Partnership to own beneficially more than 5.0% of the outstanding Units.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of Class
Units	Everest Properties II, LLC	4,353	(1)	5.1%
	Everest Investors 8, LLC
	155 North Lake Avenue #1000
	Pasadena, California 91101

(1)

The number of Units held by the referenced entities is based on information provided by the transfer agent to the Partnership. According to the transfer agent, 1,233 of such Units are held of record by Everest Investors 8, LLC and 3,120 of such Units are held of record by Everest Properties II, LLC.

(b)	As stated in Item 10, the Partnership has no directors or executive officers. As of March 1, 2005, the executive officers and directors of the General Partner, as a group, did not own any Units.

(c)	None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)

Affiliates of the General Partner were entitled to compensation and reimbursements of $9,700 from the Partnership for investor communications, accounting and other miscellaneous services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. As of December 31, 2004 and 2003, there were no fees and reimbursements due to affiliates.

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner’s Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner’s capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the “Excess Balances”), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 2004, the General Partner was paid a Partnership Management Fee of $358,400. For the years ended, December 31, 2003 and 2002, the General Partner was not paid a Partnership Management Fee. During the years ended December 31, 2004, 2003, and 2002 the General Partner was allocated Net (Losses) of $(500), $(800) and $(500) respectively.

(b)	None.

(c)	No management person is indebted to the Partnership.

(d)	None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees billed by Ernst & Young LLP for professional services rendered for each of the years ended December 31, 2004 and 2003 aggregated $14,000 and $10,300, respectively, and were comprised of the following:

	For the Years Ended December 31,
	2004	2003
Audit Fees	$10,800	$7,350
Audit Related Fees	—	—
Tax Fees	3,200	2,950
All Other Fees	—	—

Pre-approval Policies and Procedures

The Partnership currently has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by its auditors. These services may include audit services, audit-related services, tax services and other services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a,c & d) (1,2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-31 of the Partnership’s definitive Prospectus dated October 19, 1983; Registration Statement No. 2-86361, filed pursuant to Rule 424 (b), is incorporated herein by reference.

EXHIBIT (13) Annual Report to Security Holders

The 2004 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (31)

31.1. Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2. Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2

		BY:	FIRST CAPITAL FINANCIAL, L.L.C. GENERAL PARTNER

Dated:	March 30, 2005	By:	/s/ DONALD J. LIEBENTRITT
DONALD J. LIEBENTRITT
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DONALD J. LIEBENTRITT DONALD J. LIEBENTRITT	March 30, 2005	President, Chief Executive Officer and Sole Director of the General Partner

/s/ PHILIP TINKLER PHILIP TINKLER	March 30, 2005	Vice President - Finance and Treasurer of the General Partner

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

EXHIBIT (13) Annual Report to Security Holders

The 2004 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

First Capital Institutional Real Estate, Ltd. - 2

Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Institutional Real Estate, Ltd. - 2 as of December 31, 2004 and 2003, and the related statements of income and expenses, partners’ capital and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Institutional Real Estate, Ltd. - 2 at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Chicago, Illinois

February 28, 2005

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(All dollars rounded to nearest 00s)

	2004	2003
ASSETS
Cash and cash equivalents	$2,481,400	$6,168,100
Other assets	8,500	5,000
	$2,489,900	$6,173,100
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$60,500	$106,500
Other liabilities	2,800	2,800
Total Liabilities	63,300	109,300
Commitments and contingencies for environmental remediation	—	—
Partners’ capital:
General Partner	242,700	78,300
Limited Partners (84,886 Units issued and outstanding)	2,183,900	5,985,500
	2,426,600	6,063,800
	$2,489,900	$6,173,100

The accompanying notes are an integral part of the financial statements

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(All dollars rounded to nearest 00s)

	GENERAL PARTNER	LIMITED PARTNERS	TOTAL
Partners’ capital, January 1, 2002	79,600	6,110,700	6,190,300
Net (loss) for the year ended December 31, 2002	(500)	(47,100)	(47,600)
Partners’ capital, December 31, 2002	79,100	6,063,600	6,142,700
Net (loss) for the year ended December 31, 2003	(800)	(78,100)	(78,900)
Partners’ capital, December 31, 2003	78,300	5,985,500	6,063,800
Net (loss) for the year ended December 31, 2004	(500)	(52,600)	(53,100)
Reallocation of Partners’ Capital	523,300	(523,300)	—
Distributions for the year ended December 31, 2004	(358,400)	(3,225,700)	(3,584,100)
Partners’ capital, December 31, 2004	$242,700	$2,183,900	$2,426,600

The accompanying notes are an integral part of the financial statements

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2

STATEMENTS OF INCOME AND EXPENSES

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(All dollars rounded to nearest 00s except per Unit amounts)

	2004	2003	2002
Income:
Interest	$74,800	$65,800	$108,800
Other income	51,200	—	—
	126,000	65,800	108,800
Expenses:
General and administrative:
Affiliates	9,700	9,700	24,000
Nonaffiliates	169,400	135,000	132,400
	179,100	144,700	156,400
Net (loss)	$(53,100)	$(78,900)	$(47,600)
Net (loss) allocated to General Partner	$(500)	$(800)	$(500)
Net (loss) allocated to Limited Partners	$(52,600)	$(78,100)	$(47,100)
Net (loss) allocated to Limited Partners per unit (84,886 Units outstanding)	$(0.62)	$(0.92)	$(0.55)

The accompanying notes are an integral part of the financial statements

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD. - 2

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(All dollars rounded to nearest 00s)

	2004	2003	2002
Cash flows from operating activities:
Net (loss)	$(53,100)	$(78,900)	$(47,600)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in assets and liabilities:
(Increase) decrease in other assets	(3,500)	3,700	4,200
(Decrease) increase in accounts payable and accrued expenses	(46,000)	12,700	(800)
(Decrease) in due to Affiliates	—	—	(4,400)
Net cash (used in) operating activities	(102,600)	(62,500)	(48,600)
Cash flows from financing activities:
Distribution to Partners	(3,584,100)	—	—
Cash (used in) financing activities	(3,584,100)	—	—
Net (decrease) in cash and cash equivalents	(3,686,700)	(62,500)	(48,600)
Cash and cash equivalents at the beginning of the year	6,168,100	6,230,600	6,279,200
Cash and cash equivalents at the end of the year	$2,481,400	$6,168,100	$6,230,600

The accompanying notes are an integral part of the financial statements

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.- 2

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

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

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.- 2

NOTES TO FINANCIAL STATEMENTS - Continued

Accounting policies: (continued)

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

The Partnership’s financial statements include financial instruments, including receivables and trade liabilities. The fair value of financial instruments, including cash and cash equivalents, was not materially different from their carrying values at December 31, 2004 and 2003.

2. Related party transactions:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner’s Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner’s capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the “Excess Balances”), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the year ended December 31, 2004, the General Partner was paid a Partnership Management Fee of $358,400 in accordance with the Partnership Agreement. For the years ended December 31, 2003, and 2002 the General Partner was not paid a Partnership Management Fee. During the years ended December 31, 2004, 2003, and 2002 the General Partner was allocated Net (Losses) of $(500), $(800) and $(500), respectively.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.- 2

NOTES TO FINANCIAL STATEMENTS

Fees and reimbursements paid and payable by the Partnership to Affiliates for the years ended December 31, were as follows:

	For the Years Ended December 31,
	2004		2003		2002
	Paid	Payable	Paid	Payable	Paid	Payable
Reimbursement of expenses, at cost
- Accounting	$9,700	None	$9,700	None	$7,000	None
- Investor communication	None	None	None	None	21,400	None
	$9,700	None	$9,700	None	$28,400	None

3. Environmental matter:

In 1996, the General Partner became aware of the existence of hazardous substances in the soil and groundwater under Lakewood Square Shopping Center (“Lakewood”). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. The purchaser completed the initial stage of the Remediation Action Plan which was approved by the Los Angeles Regional Water Quality Control Board. Based on the most recent information made available, the Los Angeles Regional Water Quality Control Board has agreed to a suspension of active remediation for the time being but is requiring a successor owner of the property to continue to monitor the groundwater. It is not know whether further remediation will be required. The General Partner continues to monitor the documentation delivered by the successor owner regarding the hazardous substances at Lakewood.

4. Reallocation of Partners’ Capital:

Under the terms of the Partnership Agreement, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Accordingly, during the quarter ended December 31, 2004, there has been a reallocation of equity between the General Partner and the Limited Partners.

Since the final distribution will be contingent upon estimated liquidation and dissolution costs that have not yet been recognized in the financial statements, the amount and timing of the final distribution to the Limited Partners has not yet been determined and may not equal the $2,183,900 reflected on the Balance Sheet as Limited Partners’ Capital.