Form 10-Q
period 2005-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 2005-05-13
CIK 727087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the period ended March 31, 2005

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—2

BALANCE SHEETS

(All dollars rounded to nearest 00s)

	March 31, 2005 (Unaudited)	December 31, 2004

ASSETS
Cash and cash equivalents	$2,499,000	$2,481,400
Other assets	5,300	8,500

	$2,504,300	$2,489,900

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$100,800	$60,500
Other liabilities	2,800	2,800

Total Liabilities	103,600	63,300

Commitments and contingencies for environmental remediation	—	—
Partners’ capital:
General Partner	242,400	242,700
Limited Partners (84,886 Units issued and outstanding)	2,158,300	2,183,900

	2,400,700	2,426,600

	$2,504,300	$2,489,900

STATEMENT OF PARTNERS’ CAPITAL

For the quarter ended March 31, 2005 (Unaudited)

(All dollars rounded to nearest 00s)

	General Partner	Limited Partners	Total

Partners’ capital, January 1, 2005	$242,700	$2,183,900	$2,426,600
Net (loss) for the quarter ended March 31, 2005	(300)	(25,600)	(25,900)

Partners’ capital, March 31, 2005	$242,400	$2,158,300	$2,400,700

The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—2

STATEMENTS OF INCOME AND EXPENSES

For the quarters ended March 31, 2005 and 2004

(Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2005	2004

Income:
Interest	$14,400	$14,400
Other	—	1,000

	14,400	15,400

Expenses:
General and administrative:
Affiliates	2,400	2,400
Nonaffiliates	37,900	32,100

	40,300	34,500

Net (loss)	$(25,900)	$(19,100)

Net (loss) allocated to General Partner	$(300)	$(200)

Net (loss) allocated to Limited Partners	$(25,600)	$(18,900)

Net (loss) allocated to Limited Partners per unit (84,886 Units outstanding)	$(0.30)	$(0.22)

STATEMENTS OF CASH FLOWS

For the quarters ended March 31, 2005 and 2004

(Unaudited)

(All dollars rounded to nearest 00s)

	2005	2004

Cash flows from operating activities:
Net (loss)	$(25,900)	$(19,100)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Decrease in other assets	3,200	100
Increase in accounts payable and accrued expenses	40,300	15,100
Increase in due to Affiliates	—	2,400

Cash provided by (used in) operating activities	17,600	(1,500)
Cash and cash equivalents at the beginning of the period	2,481,400	6,168,100

Cash and cash equivalents at the end of the period	$2,499,000	$6,166,600

The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—2

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

Accounting policies:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Reference is made to the Partnership’s Annual Report for the year ended December 31, 2004, for a description of other accounting policies and additional details of the Partnership’s financial condition, results of operations, changes in Partners’ capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

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

2. Related party transactions:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner’s Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner’s capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the “Excess Balances”), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the quarters ended March 31, 2005 and 2004 the General Partner was not paid a Partnership Management Fee. For the quarters ended March 31, 2005 and 2004 the General Partner was allocated Net (Losses) of $(300) and $(200), respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 2005 were as follows:

	Paid	Payable

Reimbursement of expenses, at cost:
—Accounting	$2,400	$	None

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership’s Annual Report for the year ended December 31, 2004 for a discussion of the Partnership’s business.

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

Operations

Net (loss) increased from $(19,100) for the quarter ended March 31, 2004 to $(25,900) for the quarter ended March 31,2005. The change was primarily due to an increase in the costs related to investor services.

Liquidity and Capital Resources

The increase in the Partnership’s cash position of $17,600 for the quarter ended March 31, 2005 was the result of net cash provided by operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of March 31, 2005 were comprised of amounts reserved for the Lakewood Square Shopping Center (“Lakewood”) (sold in 1997) environmental matter (as hereafter discussed) and Partnership liquidation expenses.

Net cash (used in) provided by operating activities changed from $(1,500) for the quarter ended March 31, 2004 to $17,600 for the quarter ended March 31, 2005. The change was primarily due to the increase in outstanding obligations at March 31, 2005, partially offset by an increase in net (loss) as previously discussed.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The principal executive officer of the General Partner, Donald J. Liebentritt, and the principal financial officer of the General Partner, Philip Tinkler, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures, as required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon the results of that evaluation, these executive officers have concluded that as of the end of the period covered by this annual report, the Partnership’s disclosure controls and procedures were effective in all material respects to ensure that the information required to be disclosed by the Partnership in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

There were no reports filed on Form 8-K for the quarter ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—2

	By:	FIRST CAPITAL FINANCIAL, L.L.C. GENERAL PARTNER

Date: May 13, 2005	By:	/s/ DONALD J. LIEBENTRITT
DONALD J. LIEBENTRITT
President and Chief Executive Officer

Date: May 13, 2005	By:	/s/ PHILIP TINKLER
PHILIP TINKLER
Vice President—Finance and Treasurer