Form 10-Q
period 2005-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 2005-08-12
CIK 727087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2005

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

(All dollars rounded to nearest 00s)

	June 30, 2005 (Unaudited)	December 31, 2004

ASSETS
Cash and cash equivalents	$2,453,700	$2,481,400
Other assets	6,000	8,500

	$2,459,700	$2,489,900

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$89,600	$60,500
Other liabilities	2,800	2,800

Total Liabilities	92,400	63,300

Commitments and contingencies for environmental remediation	—	—
Partners’ capital:
General Partner	242,100	242,700
Limited Partners (84,886 Units issued and outstanding)	2,125,200	2,183,900

	2,367,300	2,426,600

	$2,459,700	$2,489,900

STATEMENT OF PARTNERS’ CAPITAL

For the six months ended June 30, 2005 (Unaudited)

(All dollars rounded to nearest 00s)

	General Partner	Limited Partners	Total

Partners’ capital, January 1, 2005	$242,700	$2,183,900	$2,426,600
Net (loss) for the six months ended June 30, 2005	(600)	(58,700)	(59,300)

Partners’ capital, June 30, 2005	$242,100	$2,125,200	$2,367,300

The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES

For the quarters ended June 30, 2005 and 2004

(Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2005	2004

Income:
Interest	$17,500	$14,500

	17,500	14,500

Expenses:
General and administrative:
Affiliates	2,400	2,400
Nonaffiliates	48,500	35,900

	50,900	38,300

Net (loss)	$(33,400)	$(23,800)

Net (loss) allocated to General Partner	$(300)	$(200)

Net (loss) allocated to Limited Partners	$(33,100)	$(23,600)

Net (loss) allocated to Limited Partners per unit (84,886 Units outstanding)	$(0.39)	$(0.28)

STATEMENTS OF INCOME AND EXPENSES

For the six months ended June 30, 2005 and 2004

(Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2005	2004

Income:
Interest	$31,900	$28,900
Other	—	1,000

	31,900	29,900

Expenses:
General and administrative:
Affiliates	4,800	4,800
Nonaffiliates	86,400	68,000

	91,200	72,800

Net (loss)	$(59,300)	$(42,900)

Net (loss) allocated to General Partner	$(600)	$(400)

Net (loss) allocated to Limited Partners	$(58,700)	$(42,500)

Net (loss) allocated to Limited Partners per unit (84,886 Units outstanding)	$(0.69)	$(0.50)

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2005 and 2004

(Unaudited)

(All dollars rounded to nearest 00s)

	2005	2004

Cash flows from operating activities:
Net (loss)	$(59,300)	$(42,900)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in assets and liabilities:
Decrease in other assets	2,500	100
Increase in accounts payable and accrued expenses	29,100	2,000

Net cash (used in) operating activities	(27,700)	(40,800)
Cash and cash equivalents at the beginning of the period	2,481,400	6,168,100

Cash and cash equivalents at the end of the period	$2,453,700	$6,127,300

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

Accounting policies:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Reference is made to the Partnership’s Annual Report for the year ended December 31, 2004, for a description of other accounting policies and additional details of the Partnership’s financial condition, results of operations, changes in Partners’ capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

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

2. Related party transactions:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner’s Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner’s capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the “Excess Balances”), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the quarters and six months ended June 30, 2005 and 2004, the General Partner was not paid a Partnership Management Fee. For the quarter and six months ended June 30, 2005 the General Partner was allocated Net (Losses) of $(300) and $(600), respectively. For the quarter and six months ended June 30, 2004 the General Partner was allocated Net (Losses) of $(200) and $(400), respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended June 30, 2005 were as follows:

	Paid
	Quarter	Six Months	Payable

Reimbursement of expenses, at cost:
—Accounting	$2,400	$4,800	$	None

3. Environmental matter:

In 1996, the General Partner became aware of the existence of hazardous substances in the soil and groundwater under Lakewood Square Shopping Center (“Lakewood”). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. The purchaser completed the initial stage of the Remediation Action Plan which was approved by the Los Angeles Regional Water Quality Control Board. Based on the most recent information made available, the Los Angeles Regional Water Quality Control Board has agreed to a suspension of active remediation for the time being but is requiring a successor owner of the property to continue to monitor the groundwater. It is not known whether further active remediation will be required. The General Partner continues to monitor the documentation delivered by the successor owner regarding the hazardous substances at Lakewood.

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

Operations

Net (loss) increased from $(23,800) and $(42,900) for the quarter and six months ended June 30, 2004 to $(33,400) and $(59,300) for the quarter and six months ended June 30, 2005. The change was primarily due to an increase in the costs related to investor services.

Liquidity and Capital Resources

The (decrease) in the Partnership’s cash position of $(27,700) for the six months ended June 30, 2005 was the result of net cash (used in) operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of June 30, 2005 were comprised of amounts reserved for the Lakewood Square Shopping Center (“Lakewood”) (sold in 1997) environmental matter (as hereafter discussed) and Partnership liquidation expenses.

Net cash (used in) operating activities decreased from $(40,800) for the six months ended June 30, 2004 to $(27,700) for the six months ended June 30, 2005. The change was primarily due to the increase in outstanding obligations at June 30, 2005, partially offset by an increase in net (loss) as previously discussed.

The Partnership has no financial instruments for which there are significant market risks.

As described in Note 3 of the Notes to Financial Statements, the Partnership is awaiting resolution of an environmental matter at Lakewood. The purchaser of Lakewood has completed the initial stage of the Remediation Action Plan which was approved by the Los Angeles Regional Water Quality Control Board. Based on the most recent information made available, the Los Angeles Regional Water Quality Control Board has allowed the current owner to suspend active remediation for the time being but is requiring the owner to continue to monitor the groundwater. It is not known whether further active remediation will be required. The General Partner is continuing to monitor the documentation delivered by the successor owner regarding the hazardous substances at Lakewood. Until the environmental matter at Lakewood is resolved to the satisfaction of the General Partner, the Partnership will continue to maintain a reserve of liquid assets (cash and cash equivalents).

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

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—2

	By:	FIRST CAPITAL FINANCIAL, L.L.C. GENERAL PARTNER

Date: August 12, 2005	By:	/S/ DONALD J. LIEBENTRITT
DONALD J. LIEBENTRITT President and Chief Executive Officer

Date: August 12, 2005	By:	/S/ PHILIP TINKLER
PHILIP TINKLER Vice President—Finance and Treasurer