Form 10-Q
period 2005-09-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 2005-11-10
CIK 727087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☐

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated October 19, 1983, included in the Registrant’s Registration Statement on Form S-11 (Registration No. 2-86361), is incorporated herein by reference in Part I of this report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—2

BALANCE SHEETS

(All dollars rounded to nearest 00s)

	September 30, 2005 (Unaudited)	December 31, 2004

ASSETS
Cash and cash equivalents	$2,440,000	$2,481,400
Other assets	7,000	8,500

	$2,447,000	$2,489,900

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$100,600	$60,500
Other liabilities	2,800	2,800

Total Liabilities	103,400	63,300

Commitments and contingencies for environmental remediation	—	—
Partners’ capital:
General Partner	241,900	242,700
Limited Partners (84,886 Units issued and outstanding)	2,101,700	2,183,900

	2,343,600	2,426,600

	$2,447,000	$2,489,900

STATEMENT OF PARTNERS’ CAPITAL

For the nine months ended September 30, 2005

(Unaudited)

(All dollars rounded to nearest 00s)

	General Partner	Limited Partners	Total

Partners’ capital, January 1, 2005	$242,700	$2,183,900	$2,426,600
Net (loss) for the nine months ended September 30, 2005	(800)	(82,200)	(83,000)

Partners’ capital, September 30, 2005	$241,900	$2,101,700	$2,343,600

The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—2

STATEMENTS OF INCOME AND EXPENSES

For the quarters ended September 30, 2005 and 2004

(Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2005	2004

Income:
Interest	$20,400	$20,200

	20,400	20,200

Expenses:
General and administrative:
Affiliates	2,500	2,500
Nonaffiliates	41,600	41,500

	44,100	44,000

Net (loss)	$(23,700)	$(23,800)

Net (loss) allocated to General Partner	$(200)	$(200)

Net (loss) allocated to Limited Partners	$(23,500)	$(23,600)

Net (loss) allocated to Limited Partners per unit (84,886 Units outstanding)	$(0.28)	$(0.28)

STATEMENTS OF INCOME AND EXPENSES

For the nine months ended September 30, 2005 and 2004

(Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2005	2004

Income:
Interest	$52,300	$49,100
Other	—	1,000

	52,300	50,100

Expenses:
General and administrative:
Affiliates	7,300	7,300
Nonaffiliates	128,000	109,500

	135,300	116,800

Net (loss)	$(83,000)	$(66,700)

Net (loss) allocated to General Partner	$(800)	$(700)

Net (loss) allocated to Limited Partners	$(82,200)	$(66,000)

Net (loss) allocated to Limited Partners per unit (84,886 Units outstanding)	$(0.97)	$(0.78)

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2005 and 2004

(Unaudited)

(All dollars rounded to nearest 00s)

	2005	2004

Cash flows from operating activities:
Net (loss)	$(83,000)	$(66,700)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in assets and liabilities:
Decrease (increase) in other assets	1,500	(2,300)
Increase in accounts payable and accrued expenses	40,100	19,200

Net cash (used in) operating activities	(41,400)	(49,800)
Cash and cash equivalents at the beginning of the period	2,481,400	6,168,100

Cash and cash equivalents at the end of the period	$2,440,000	$6,118,300

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

Accounting policies:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Reference is made to the Partnership’s Annual Report for the year ended December 31, 2004, for a description of other accounting policies and additional details of the Partnership’s financial condition, results of operations, changes in Partners’ capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

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

2. Related party transactions:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner’s Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner’s capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the “Excess Balances”), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the quarters and nine months ended September 30, 2005 and 2004, the General Partner was not paid a Partnership Management Fee. For the quarter and nine months ended September 30, 2005 the General Partner was allocated Net (Losses) of $(200) and $(800), respectively. For the quarter and nine months ended September 30, 2004 the General Partner was allocated Net (Losses) of $(200) and $(700), respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 2005 were as follows:

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

Operations

Net (loss) changed from $(23,800) and $(66,700) for the quarter and nine months ended September 30, 2004, respectively, to $(23,700) and $(83,000) for the quarter and nine months ended September 30, 2005, respectively. The change was primarily due to an increase in the costs related to investor services.

Liquidity and Capital Resources

The (decrease) in the Partnership’s cash position of $(41,400) for the nine months ended September 30, 2005 was the result of net cash (used in) operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of September 30, 2005 were comprised of amounts reserved for the Lakewood Square Shopping Center (“Lakewood”) (sold in 1997) environmental matter (as hereafter discussed) and Partnership liquidation expenses.

Net cash (used in) operating activities decreased from $(49,800) for the nine months ended September 30, 2004 to $(41,400) for the nine months ended September 30, 2005. The change was primarily due to the increase in outstanding obligations at September 30, 2005, partially offset by an increase in net (loss) as previously discussed.

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

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—2

	By:	FIRST CAPITAL FINANCIAL, L.L.C. GENERAL PARTNER

Date: November 10, 2005	By:	/S/ DONALD J. LIEBENTRITT
DONALD J. LIEBENTRITT President and Chief Executive Officer

Date: November 10, 2005	By:	/S/ PHILIP TINKLER
PHILIP TINKLER Vice President—Finance and Treasurer