Form 10-Q
period 2006-03-31
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 2006-05-12
CIK 727087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer     ☐                             Accelerated filer     ☐                             Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes    ☐    No     ☒

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated October 19, 1983, included in the Registrant’s Registration Statement on Form S-11 (Registration No. 2-86361), is incorporated herein by reference in Part I of this report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—2

BALANCE SHEETS

(All dollars rounded to nearest 00s)

	March 31, 2006 (Unaudited)	December 31, 2005

ASSETS
Cash and cash equivalents	$2,402,200	$2,376,600

	$2,402,200	$2,376,600

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$117,500	$71,000
Due to Affiliates	2,400	—
Other liabilities	2,800	2,800

Total Liabilities	122,700	73,800

Commitments and contingencies for environmental remediation	—	—
Partners’ capital:
General Partner	228,000	230,300
Limited Partners (84,886 Units issued and outstanding)	2,051,500	2,072,500

	2,279,500	2,302,800

	$2,402,200	$2,376,600

STATEMENT OF PARTNERS’ CAPITAL

For the quarter ended March 31, 2006 (Unaudited)

(All dollars rounded to nearest 00s)

	General Partner	Limited Partners	Total

Partners’ capital, January 1, 2006	$230,300	$2,072,500	$2,302,800
Net (loss) for the quarter ended March 31, 2006	(2,300)	(21,000)	(23,300)

Partners’ capital, March 31, 2006	$228,000	$2,051,500	$2,279,500

The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—2

STATEMENTS OF INCOME AND EXPENSES

For the quarters ended March 31, 2006 and 2005

(Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2006	2005

Income:
Interest	$25,600	$14,400

	25,600	14,400

Expenses:
General and administrative:
Affiliates	2,400	2,400
Nonaffiliates	46,500	37,900

	48,900	40,300

Net (loss)	$(23,300)	$(25,900)

Net (loss) allocated to General Partner	$(2,300)	$(300)

Net (loss) allocated to Limited Partners	$(21,000)	$(25,600)

Net (loss) allocated to Limited Partners per unit (84,886 Units outstanding)	$(0.25)	$(0.30)

STATEMENTS OF CASH FLOWS

For the quarters ended March 31, 2006 and 2005

(Unaudited)

(All dollars rounded to nearest 00s)

	2006	2005

Cash flows from operating activities:
Net (loss)	$(23,300)	$(25,900)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Changes in assets and liabilities:
Decrease in other assets	—	3,200
Increase in accounts payable and accrued expenses	46,500	40,300
Increase in due to Affiliates	2,400	—

Cash provided by operating activities	25,600	17,600
Cash and cash equivalents at the beginning of the period	2,376,600	2,481,400

Cash and cash equivalents at the end of the period	$2,402,200	$2,499,000

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

Accounting policies:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Reference is made to the Partnership’s Annual Report for the year ended December 31, 2005, for a description of other accounting policies and additional details of the Partnership’s financial condition, results of operations, changes in Partners’ capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

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

2. Related party transactions:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner’s Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner’s capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the “Excess Balances”), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the quarters ended March 31, 2006 and 2005 the General Partner was not paid a Partnership Management Fee. For the quarters ended March 31, 2006 and 2005 the General Partner was allocated Net (Losses) of $(2,300) and $(300), respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 2006 were as follows:

	Paid	Payable

Reimbursement of expenses, at cost:
—Accounting	$0	$2,400

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership’s Annual Report for the year ended December 31, 2005 for a discussion of the Partnership’s business.

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

Operations

Net (loss) decreased from $(25,900) for the quarter ended March 31, 2005 to $(23,300) for the quarter ended March 31, 2006. The change was primarily due to an increase in the interest earned on the Partnership’s short-term investments, the result of an increase in the interest rates earned on those investments, partially offset by an increase in the costs related to investor services.

Liquidity and Capital Resources

The increase in the Partnership’s cash position of $25,600 for the quarter ended March 31, 2006 was the result of net cash provided by operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of March 31, 2006 were comprised of amounts reserved for the Lakewood Square Shopping Center (“Lakewood”) (sold in 1997) environmental matter (as hereafter discussed) and Partnership liquidation expenses.

Net cash provided by operating activities changed from $17,600 for the quarter ended March 31, 2005 to $25,600 for the quarter ended March 31, 2006. The change was primarily due to the increase in outstanding obligations at March 31, 2006.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1: Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1: Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K:

The Partnership filed Current Reports on Form 8-K as follows:

Date	Description

March 15, 2006	Departure and appointment of principal officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—2

	By:	FIRST CAPITAL FINANCIAL, L.L.C. GENERAL PARTNER

Date: May 12, 2006	By:	/S/ PHILIP TINKLER
PHILIP TINKLER President, Chief Executive Officer, Chief Financial Officer and Treasurer