Form 10-Q
period 2006-06-30
FIRST CAPITAL INSTITUTIONAL REAL ESTATE LTD 2
filed 2006-08-11
CIK 727087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2006

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—2

BALANCE SHEETS

(All dollars rounded to nearest 00s)

	June 30, 2006 (Unaudited)	December 31, 2005

ASSETS
Cash and cash equivalents	$2,366,800	$2,376,600

	$2,366,800	$2,376,600

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$97,500	$71,000
Due to Affiliates, net	2,400	—
Other liabilities	2,800	2,800

Total Liabilities	102,700	73,800

Commitments and contingencies for environmental remediation	—	—
Partners’ capital:
General Partner	226,400	230,300
Limited Partners (84,886 Units issued and outstanding)	2,037,700	2,072,500

	2,264,100	2,302,800

	$2,366,800	$2,376,600

STATEMENT OF PARTNERS’ CAPITAL

For the six months ended June 30, 2006 (Unaudited)

(All dollars rounded to nearest 00s)

	General Partner	Limited Partners	Total

Partners’ capital, January 1, 2006	$230,300	$2,072,500	$2,302,800
Net (loss) for the six months ended June 30, 2006	(3,900)	(34,800)	(38,700)

Partners’ capital, June 30, 2006	$226,400	$2,037,700	$2,264,100

The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—2

STATEMENTS OF OPERATIONS

For the quarters ended June 30, 2006 and 2005

(Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2006	2005

Income:
Interest	$28,400	$17,500

	28,400	17,500

Expenses:
General and administrative:
Affiliates	2,400	2,400
Nonaffiliates	41,400	48,500

	43,800	50,900

Net (loss)	$(15,400)	$(33,400)

Net (loss) allocated to General Partner	$(1,600)	$(300)

Net (loss) allocated to Limited Partners	$(13,800)	$(33,100)

Net (loss) allocated to Limited Partners per unit (84,886 Units outstanding)	$(0.16)	$(0.39)

STATEMENTS OF OPERATIONS

For the six months ended June 30, 2006 and 2005

(Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2006	2005

Income:
Interest	$54,000	$31,900

	54,000	31,900

Expenses:
General and administrative:
Affiliates	4,800	4,800
Nonaffiliates	87,900	86,400

	92,700	91,200

Net (loss)	$(38,700)	$(59,300)

Net (loss) allocated to General Partner	$(3,900)	$(600)

Net (loss) allocated to Limited Partners	$(34,800)	$(58,700)

Net (loss) allocated to Limited Partners per unit (84,886 Units outstanding)	$(0.41)	$(0.69)

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—2

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2006 and 2005

(Unaudited)

(All dollars rounded to nearest 00s)

	2006	2005

Cash flows from operating activities:
Net (loss)	$(38,700)	$(59,300)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in assets and liabilities:
Decrease in other assets	—	2,500
Increase in accounts payable and accrued expenses	26,500	29,100
Increase in due to Affiliates	2,400	—

Net cash (used in) operating activities	(9,800)	(27,700)
Cash and cash equivalents at the beginning of the period	2,376,600	2,481,400

Cash and cash equivalents at the end of the period	$2,366,800	$2,453,700

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

Accounting policies:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Reference is made to the Partnership’s Annual Report for the year ended December 31, 2005, for a description of other accounting policies and additional details of the Partnership’s financial condition, results of operations, changes in Partners’ capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

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

2. Related party transactions:

In accordance with the Partnership Agreement, subsequent to October 19, 1984, the Termination of the Offering, the General Partner is entitled to 10% of Cash Flow (as defined in the Partnership Agreement) as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partner, in an amount equal to the greater of the General Partner’s Partnership Management Fee or 1% of such Net Profits; second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the General Partner and the Limited Partners with negative balances in their capital accounts pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partner, in an amount necessary to make the balance in its capital account equal to the amount of Sale Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partner and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, prior to giving effect to any distributions of Sale Proceeds from the transaction, to the extent that the balance in the General Partner’s capital account exceeds its Capital Investment or the balance in the capital accounts of the Limited Partners exceeds the amount of their Capital Investment (the “Excess Balances”), to the General Partner and the Limited Partners pro rata in proportion to such Excess Balances until such Excess Balances are reduced to zero; second, to the General Partner and the Limited Partners and among them (in the ratio which balances) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partner. Notwithstanding the foregoing, in all events there shall be allocated to the General Partner not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the quarters and six months ended June 30, 2006 and 2005 the General Partner was not paid a Partnership Management Fee. For the quarter and six months ended June 30, 2006 the General Partner was allocated Net (Losses) of $(1,600) and $(3,900), respectively. For the quarter and six months ended June 30, 2005 the General Partner was allocated Net (Losses) of $(300) and $(600), respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended June 30, 2006 were as follows:

	Paid

	Quarter	Six Months	Payable

Reimbursement of expenses, at cost:
—Accounting	$2,400	$2,400	$2,400

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

Operations

Net (loss) decreased from $(33,400) and $(59,300) for the quarter and six months ended June 30, 2005 to $(15,400) and $(38,700) for the quarter and six months ended June 30, 2006. The change was primarily due to an increase in the interest earned on the Partnership’s short-term investments, the result of an increase in the interest rates earned on those investments.

Liquidity and Capital Resources

The (decrease) in the Partnership’s cash position of $(9,800) for the six months ended June 30, 2006 was the result of net cash (used in) operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of June 30, 2006 were comprised of amounts reserved for the Lakewood Square Shopping Center (“Lakewood”) (sold in 1997) environmental matter (as hereafter discussed) and Partnership liquidation expenses.

Net cash (used in) operating activities decreased from $(27,700) for the six months ended June 30, 2005 to $(9,800) for the six months ended June 30, 2006. The change was primarily due to the decrease in net (loss) as previously discussed.

The Partnership has no financial instruments for which there are significant market risks.

As described in Note 3 of the Notes to Financial Statements, the Partnership is awaiting resolution of an environmental matter at Lakewood. In 1996, the General Partner became aware of the existence of hazardous substances in the soil and groundwater under Lakewood Square Shopping Center (“Lakewood”). In connection with the 1997 sale of Lakewood, the purchaser assumed the obligation to remedy the hazardous substances in the manner required by law, which includes, but is not limited to, payment of all costs in connection with the remediation work. In addition, the purchaser provided the Partnership with certain indemnification protection in relation to clean-up costs and related expenses arising from the presence of these hazardous substances. A pilot test of a specific cleanup technology was completed, however for engineering and geologic reasons the pilot test was unsuccessful. As a result, the environmental engineers and Los Angeles Regional Water Quality Control Board staff overseeing the remediation decided not to proceed with full-scale cleanup utilizing the technology of the pilot test. Groundwater monitoring continues at the site and the current owner is required to conduct a new pilot test using a different cleanup technique. The new pilot test should commence in 2006. The General Partner is continuing to monitor the documentation delivered by the successor owner regarding the hazardous substances at Lakewood. Until the environmental matter at Lakewood is resolved to the satisfaction of the General Partner, the Partnership will continue to maintain a cash reserve to meet any potential obligations.

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

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL INSTITUTIONAL REAL ESTATE, LTD.—2

	By:	FIRST CAPITAL FINANCIAL, L.L.C. GENERAL PARTNER

Date: August 11, 2006	By:	/S/ PHILIP G. TINKLER
PHILIP G. TINKLER President, Chief Executive Officer, Chief Financial Officer and Treasurer